Form 10KSB
period 1998-12-31
AUDIO HIGHWAY-COM
filed 1999-04-15
CIK 1030108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

  /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-14697
                            ------------------------

                                AUDIOHIGHWAY.COM
                 (Name of small business issuer in its charter)

                  CALIFORNIA                                       77-0377306
 (State or other jurisdiction of incorporation       (I.R.S. Employer Identification Number)
               or organization)

             20600 MARIANI AVENUE
                 CUPERTINO, CA                                        95014
   (Address of principal executive offices)                        (Zip Code)

   Issuer's Telephone Number: (408) 255-5301

 Securities registered under Section 12(b) of        Name of each exchange on which listed:
                   the Act:
                TITLE OF CLASS                                BOSTON STOCK EXCHANGE
          COMMON STOCK, NO PAR VALUE

                            ------------------------

    Securities registered under Section 12(g) of the Act:  None

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Revenues for the most recent fiscal year were: $139,000

    The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing sale price on April 8, 1999, was $150,189,243*.

    The number of shares outstanding of the issuer's Common Stock as of March 31, 1999 was 4,835,191.*

    Documents incorporated by reference: None

    Transitional Small Business Disclosure Format. Yes / /  No /X/

------------------------

    * Based on a closing price of $34.125 per share on April 8, 1999. Excludes 434,041 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's judgment on future events. Because the Company has only been engaged in revenue-producing activities since November 1997 when it began operating its audiohighway.com Web site, the Company is subject to risks and uncertainties that could cause the Company's actual performance and results to differ materially from those projected or discussed herein. These risks and uncertainties are discussed in "Business Risks" in Item 1 below and in "Risk Factors" in the Company's Prospectus dated December 17, 1998. All forward-looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results may differ materially from the results projected in the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

    The Company is an Internet-based information and entertainment company which, through its AudioCast System, uses the capabilities of the World Wide Web (the "Web") to deliver audio content. By entering into licensing agreements with audio content providers such as National Public Radio ("NPR"), Penguin Books USA and Newsweek on Air, the Company has assembled a continually expanding digital library of over 3,500 titles, including timely news programs that are updated frequently, audio books, music and other forms of information and entertainment. Once a consumer has selected audio programming, he or she can either listen in real time to "streaming" audio (in the case of certain content) or download and store the program in digital form so it can be retrieved and enjoyed at any time or location the user finds convenient. This digital library can be accessed over the Internet at the Company's Web site.

    To access the Company's digital library, a user simply visits the Company's Web site located at HTTP:\\WWW.AUDIOHIGHWAY.COM, registers using his or her name and e-mail address, then downloads and installs the Company's proprietary AudioWiz software. Once on-line, the user may select any audio content of his or her choice from the Company's audio content library. Certain of the user's selections can be streamed in "real time" over the Internet, using Microsoft Windows Media Player, which is available for free download on the Company's Web site. Even more content selections are available for download to the user's personal computer ("PC").

    Substantially all of the audio content provided by the Company is available to users from other sources. Recorded music and audio books are available through many retail outlets. Current audio programming, such as news and market data, are available on radio and from a variety of data sources. The advantage of the Company's AudioCast System is that it allows the user to select precisely the content he or she wishes to hear, to download it directly from the Internet to a home or office computer at any time and to play it back at any convenient time. For example, a user can download market or other business information at any time and can play it back during a commute to work or other automobile travel when it would be impractical to view a video presentation of the same information.

    Listeners can visit the Company's Web site as often as they like and download free audio content supported by the sponsorship of the Company's advertisers. Because of the increasing acceptance of Internet commerce, the Company believes that many consumers will be willing to purchase training seminars or other premium audio content that is not offered on the advertising-supported portion of the Web site and that still others will be willing to pay to receive non-premium audio content on an advertising-free basis. To accommodate this market, the Company currently plans to begin selling audio content to consumers on its Web site during the second quarter of 1999. This will be accomplished by delivering either a physical copy of the content, such as a CD, to the customer or by delivering the content digitally, over the Internet, directly to the listener's computer. However, there is no assurance that the timing of the availability of premium content and advertisement-free content on the Company's Web site will not be delayed for business or other reasons.

INDUSTRY BACKGROUND

    GROWTH OF THE INTERNET. The Internet has grown rapidly in recent years, spurred by developments such as easy-to-use Web browsers, the availability of multimedia PCs, the adoption of more robust network architectures and the emergence of quality Web-based content and commercial applications. The broad acceptance of the Internet Protocol ("IP") standard has also led to the emergence of intranets and the development of a wide range of non-PC devices that allow users to access the Internet and intranets.

    Much of the Internet's rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and qualitatively improved users' on-line experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and e-mail services to a much richer environment, capable of delivering graphical, interactive and multimedia content. Prior to the development of streaming media technologies, users could not play back audio and video clips until the content was downloaded in its entirety. As a result, live Internet broadcasts were not possible. The development of streaming media products from companies such as Microsoft and RealNetworks enables the simultaneous transmission and playback of continuous "streams" of audio and video content over the Internet and intranets. These technologies have evolved to deliver audio and video over widely used 28.8 kbps narrow bandwidth modems, yet can scale in quality to take advantage of higher speed access that is expected to be provided by xDSL, cable modems and other emerging broadband technologies.

    THE INTERNET AS A NEW MEDIUM FOR ADVERTISING. The rapidly increasing number of Web users and ubiquitous access to the Internet, both in the United States and internationally, have resulted in the emergence of the Web as new mass medium for advertising.

    The proliferation of workstations and personal computers served by local area networks has also resulted in the rapid increase in the number of potential recipients for electronically distributed information.

    The Web is an attractive medium for advertising because of its interactivity, flexibility, targetability and measurability. Advertisers can reach broad audiences and target advertisements to users with similar demographic characteristics, specific regional populations, affinity groups or selected individuals. The interactive nature of the Web enables advertisers to determine customer preferences, using these to initiate ongoing commercial relationships with potential customers. Advertisers can easily change their advertising messages frequently. The Web is a measurable medium because impression levels and demographic information concerning users can be tracked and reported to advertisers.

    INTERNET COMMERCE. The Web is also emerging as a new medium for global commerce. A rapidly increasing number of consumers have begun transacting business over the Web, such as paying bills, buying airline tickets, trading securities and purchasing books and other consumer merchandise. Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted via human interaction. Internet retailers can offer convenience and value to their customers and simultaneously display in-depth information concerning products or services selected by users according to their preferences using a combination of text, video and sound.

    DEMAND FOR AUDIO CONTENT. The total market for audio content is substantial and includes such diverse types of content as audio books, broadcast radio, recorded and live music, business news, education and training. An increasing number of commuters and other mobile listeners demand quality audio content. This demand has not only fueled growth in the number of types of audio content, but has also generated the development of new entertaining, useful and/or educational forms of content. For example, in 1996, there were over $1.6 billion in sales of audio books, a relatively recent product that was not widely available until the late 1980's. The Company believes that, increasingly, consumers will look to the Internet as a source for audio content.

THE AUDIOHIGHWAY.COM OPPORTUNITY: BUSINESS STRATEGY

    Although several alternative means of providing audio content have achieved acceptance by the general public, the Company believes that Internet distribution of audio content can have cost or convenience advantages for the consumer over both radio and physical merchandise, such as compact disks or audio tapes. For example, a consumer can listen to broadcast radio but only to whatever happens to be on the air at the time. The radio listener has limited control over the selection of broadcast content (I.E., he or she can change the channel) and has no control over the time at which specific programs can be heard. The purchaser of CDs or audio tapes can make selections and determine when to listen to the content but must pay for the entire recording even if only selected portions are desired. In addition, the Company believes that distribution over the Internet can provide significant price and convenience advantages to users of its Web site by eliminating the need to physically visit a retail store and to purchase hard copy out of the store's inventory.

    The Company believes broadcasting audio content over the Internet offers advantages over traditional media. The Company intends to exploit the advantages of the Internet in capitalizing on the worldwide popularity of various kinds of audio programming, including audio books, musical and comedy programs, and timely news programs such as those provided by NPR and Newsweek. By offering quality audio programming and by using the Web's graphical and interactive capabilities to add value to its content, the Company hopes to increase brand recognition for the audiohighway.com name. The Company believes that it can build upon its brand recognition, its digital library of audio content and its proprietary technology to pursue multiple revenue opportunities, including, among others, advertising, e-commerce, technology licensing and intranet programs.

THE AUDIOHIGHWAY.COM WEB SITE: CONTENT AND TECHNOLOGY

    After logging onto the Company's Web site at http://www.audiohighway.com, the customer can browse the Web site to learn more about the Company's digital library. When a new customer decides to download or "AudioCast," he or she first must register with audiohighway.com by providing limited personal information such as name and e-mail address. The registration page permits the entry of additional data, including personal listening category preferences, but the system does not require this information nor does it require confidential information that other sites require, such as home address and telephone number. The data entered on the registration page is used by the AudioCast System to route appropriate advertising targeted to the user's preferences.

    The Company has designed its Web site to offer a large and comprehensive selection of audio programming and has the capability to "stream" audio content on a real time basis or transfer it over the Internet to the user's PC for storage and playback. The Company has actively sought out sources of audio programming to add to the library of material stored electronically on the Company's Web site. On the News Channel, for example, a consumer can download news stories and audio programs on a current basis from a list of programs including National Public Radio, Associated Press, Newsweek and Dow Jones. The user can assemble a personalized news broadcast from his or her personal selection of sources chosen from the Company's audio content library and play it back at a convenient place and time. The Company is actively engaged in negotiations with numerous other providers of audio content and plans to continue to expand its digital library.

    All of the audio content currently available on the Company's Web site is available to the user free of charge. However, the Company believes that the delivery of user-selectable audio content over the Internet for a fee, as well as advertising-free audio content, represents a significantly under-exploited market segment. The Company intends to offer audio content and merchandise through electronic commerce
("e-commerce") and revenue sharing arrangements with existing and future content providers. ']

    The Company believes that active usage of the Web site has meaningfully accelerated development by identifying problem areas and promoting the testing of refinements. Based upon extensive marketing and technical evaluation, the Company has initiated a commercial strategy that contains the following elements: advertising, electronic commerce, category channel sponsor fees, partnership sales and licensing.

    AUDIOWIZ. The Company's proprietary AudioWiz software, which is downloaded by the user free of charge, allows users to select, download from the Company's Web site and play back content on his or her computer or compatible portable listening device. The AudioWiz user interface consists of an onscreen player that acts as a control panel, allowing the user to control the computer audio. Using AudioWiz, the user can navigate through stored items of audio content that have been downloaded using control functions much the same as those found on a standard CD player. AudioWiz displays a description of each downloaded item. The user can play back audio selections on his or her computer while simultaneously using another application such as a word processor or spreadsheet.

    PORTABILITY. The Company believes that the ability to move the audio content from a PC to a portable listening device will be important or desirable for many listeners on its Web site. Portable audio players capable of storing and playing back MP3 audio files downloaded from the Company's web site have recently been introduced by Diamond Multimedia Systems, Inc. and Creative Technologies, Ltd. The Company believes several additional manufacturers of consumer electronic hardware will introduce portable audio players capable of storing and playing back audio content downloaded from its Web site. The Company has decided to cease manufacturing its ListenUp Player and to instead support players made by others.

    The Company's technology can be adapted to allow owners of palmtop computers, personal digital assistants ("PDAs") and other compatible hand-held computing devices with speakers to be loaded with digital audio material obtained by the user from the Company's Web site. The Company expects that in the future there will be a number of portable listening devices with the capability of receiving audio content downloaded from the Company's Web site.

    ADVERTISING. The Company currently derives the majority of its revenue from advertising on its Web site. It uses three methods of advertising: "banner" ads, audio ads and channel sponsorships. The Company's audio ads are included as part of the downloaded and streaming audio content. Audio channel sponsorships enable the Company to charge for focused advertising related to a specific content channel. Banner advertisements can allow interested readers to link directly to the advertisers' own Web sites. The Company targets traditional advertisers, such as consumer product and service companies and manufacturers as advertisers on its Web site. Advertising revenue has been derived principally from short-term advertising contracts on a per impression basis or for a fixed fee based on a minimum number of impressions.

    The Company's audio material is divided by subject matter into category channels. The Web site presently organizes the content into eight channels. The channels include News, Business, Audio Books, Music, Comedy, Sports, Entertainment and Technology. For each of the category channels on the Company's Web site, the Company offers a premier content sponsorship to a content provider who prefers to be prominently displayed on the Web site.

    To enable advertisers to verify the number of ad playbacks or visual impressions made by their advertisements and monitor their advertisements' effectiveness, the Company provides its advertisers with reports showing data on impressions, click through and downloads applicable to their advertisements.

    SECURE TRANSACTION ELECTRONIC COMMERCE. The Company implemented electronic merchandising
("e-commerce") during the first quarter of 1999, thereby addressing the purchasing interests of an increasing number of consumers who are buying products over the Internet. The Company negotiated a link to an established provider of secure financial communications software so that it can offer users a safe means to purchase products over the Internet. Initially, the Company is selling products complementary to Internet-based audio, such as speakers, multimedia computers and multimedia upgrade kits. During the second quarter of 1999, the Company plans to sell music CD's, certain downloaded audio content and various other products complementary to the Internet audio market. Customers will pay by credit card for merchandise or downloading at the time of ordering directly over the Internet, using the Company's financial communications software. ']

    DISTRIBUTION PARTNERSHIPS. The Company intends to develop partnerships with strategic Internet sites to increase the traffic to its Web site category channels. The Company offers audio technology, audio content and audio advertising capable of delivering audio to other companies' Web sites in order to develop additional streams of revenue from audio advertising. These partnerships can be easily implemented by putting a button on the partner's Web site that will link the user to the audio content being made available by the Company's server. Incremental increases in traffic generated from partnership sites will increase the frequency of advertisement impressions on the Company's Web site. The Company believes it can significantly increase total advertising revenue from the increased traffic generated by partnered sites.

    AUDIO CONTENT. The Company seeks to enter into licensing agreements with a wide variety of content providers in an effort to appeal to the broadest possible market. Current categories include children's programming, commercial programming and academic programming. Content providers currently include audio recordings of popular and classical books, comedy, self-improvement courses, information and news services, magazines, music and sports updates, as well as various entertainment products such as audio movie reviews and product information from a variety of product areas.

    The Company believes that the audiohighway.com concept has been well received by content providers because it (i) represents a display shelf of infinite length not limited by physical space such as in retail stores, and (ii) provides them with additional distribution for their programming as well as the incremental revenue stream that accompanies it.

    Different types of content typically have different types of licensing terms. For the most part, the Company only pays for the content on a "per download" basis, so the Company is not charged simply for having the content available on its Web site. Exceptions to this include the Brite Voice content (E.G., stock market updates, sport scores, etc.), which is updated via satellite feed many times per day for a flat fee.

    Each item of audio content is digitized and added to the Company's content library. This digital library is stored electronically and is located at the Company's office. When a customer's content selection is received by the system, the Company's proprietary routing, scheduling and queuing system will initiate the AudioCast and storage of the user-selected content on the user's PC, which may then be uploaded to a compatible portable listening device.

    AUDIOHIGHWAY.COM'S EXISTING LIBRARY. Since launching its Web site in November 1997, the Company has collected a library of over 3,500 titles and segments covering a broad range of subject categories, and continues to rapidly increase the size of its audio library. Current audio content providers include, among others, ABC Tonight, Associated Press, National Public Radio, CBS Tonight, Compact Classics, Dateline, NBC Tonight, Newsweek, Penguin Books USA and PR Newswire. The Web site content is currently organized into the following eight channels: News, Business, Audio Books, Music, Comedy, Sports, Entertainment and Technology.

THE AUDIOHIGHWAY.COM WEB SITE ARCHITECTURE

    The Company has developed a proprietary information publishing system capable of disseminating a wide variety of audio content to a large population of consumers using the Internet. The system is organized into a number of software modules summarized below.

    CONTENT MANAGEMENT MODULE. The Content Management Module is a client/server-based software module that enables the system to add new files to the Audio Content Database ("ACD"). In addition, it provides audio compression of the digitized content file. This allows for rapid uploading from the user's personal computer to a compatible portable playback device.

    CATALOG SERVER. The Catalog Server is a Web Server-based software module that provides a catalog interface into the ACD. This module allows end users to browse the content library and select content for downloading. This module also provides the user with a search engine for finding information quickly and easily and includes secured identifiers for AudioWiz.

    ADVERTISING SERVER. The Advertising Server consists of a database system that provides advertising segments to logged-on users. This server identifies certain advertisements based on its content and then matches them to recorded user preferences or interest profiles. This technology allows users to receive advertisements that correspond to their interests whether explicitly disclosed in the user profile or based on content selections over time.

    MERCHANT SYSTEM. The Merchant System is responsible for tracking and managing all transactions. This is used for billing and system auditing.

    CUSTOMIZATION MODULE. The Customization Module allows the end-user to customize the content delivery system to his or her specific needs. It further allows for scheduled downloads and automated e-mail notification of updates. In addition, it handles the end user's requests and preferences for content and is the server interface to AudioWiz.

    ADS AND CONTENT SERVER. The Audio Digitizing System ("ADS") is a hardware and software-based system that provides the tools to digitize audio content from DAT, audio cassette or broadcast sources and processes the content for loading onto the Content Server. The Content Server is then responsible for distributing the audio content to the end user.

    AUDIOWIZ SOFTWARE. This software is a client application used to manage the audio files on the end user's computer. Tasks such as uploading to a compatible listening device and simple file management are performed using this utility. It is also used for configuring automated tasks, such as pre-scheduled or automatic nightly downloads. The AudioWiz interfaces to the end user's Windows 95 or newer version of Windows, as well as to a compatible portable listening device.

MARKETING AND SALES

    The Company attracts users to its Web site, primarily through Web-based promotions. These can take the form of either advertisements on other targeted Web sites or e-mail directed at selected Internet users. This use of e-mail is the Internet version of direct marketing, and the Company feels it will prove to be an important method by which it can continue to promote its Web site to an increasing number of registered users. To a lesser extent, the Company plans to attract new users through more traditional media, such as print ads and audio spots on drive time radio.

    The Company has gained significant recognition within the industry by its participation in various tradeshows and through its public relations efforts. The Company's AudioCast System won the "INNOVATIONS '97 DESIGN & ENGINEERING SHOWCASE AWARD" at the 1997 Consumer Electronics Show, the "PEOPLE'S CHOICE AWARD" at the 1998 UpSide Magazine Internet Showcase and, in June 1998, CommerceNet's "NEW INNOVATOR AWARD."

    The Company's in-house sales force develops and implements its advertising strategies, including identifying strategic accounts and developing presentations and promotional material. As of March 31, 1999, the Company employs 11 persons to carry out its sales and marketing activities. Each sales person has been assigned an industry segment and solicits advertising contracts from companies in those industries and their agencies.

    The Company also enters into cross-marketing relationships with other Web sites, including NPR, Weather Underground and MSN Web Events. This is primarily implemented through putting click-through banners on each other's Web sites so that traffic generated on one Web site has the ability to move easily to the cross-marketing partner's Web site by simply clicking on the banner.

RESEARCH AND DEVELOPMENT

    Since inception, the Company has devoted significant time and financial resources to research and development activities to develop its current technology, products and services. The Company anticipates that a portion of its ongoing operations will continue to include research and development activities due to the rapid technological evolution of Internet-based commerce. Research and development expenditures were $677,000 and $1,073,000 in 1997 and 1998, respectively.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

    The Company has filed several patent applications with respect to certain aspects of the AudioCast System, and two patents have been issued. Although the Company does not believe that its existing patents provide a competitive advantage, there is no assurance that in the future, patent protection will not be of substantial importance to the Company's business and future prospects.

    There is no assurance that patents will be issued pursuant to the pending applications or that the patents that are issued or may be issued in the future will not be held invalid or unenforceable by a court having jurisdiction over a dispute challenging their validity. Even if patents are upheld and are not challenged, third parties might be able to develop equivalent technologies or products without infringing such patents or the Company could be required to expend substantial funds in order to defend its patents.

    The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success and relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with its employees and with third parties to establish and protect its proprietary rights. There is no assurance that these steps will be adequate, that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks, service marks and similar proprietary rights. The Company does not own any registered copyrights protecting its products but claims common law copyrights in its software. There is no assurance that common law copyright will provide adequate protection for the Company's related intellectual property. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the content downloaded from the Company's Web site. In the future, litigation may be necessary to enforce and protect the Company's trade secrets, copyrights and other intellectual property rights.

    The Company has filed trademark claims for "Audio Highway," "AudioWiz" and "AudioCast." The "ListenUp" trademark is licensed from ListenUp, Inc. The Company intends to pursue the registration of its trademarks based upon anticipated use internationally. There is no assurance that the Company will be able to secure adequate protection for these trademarks in foreign countries. In addition, there could be potential trademark or trademark infringement claims brought by owners of other registered trademarks or trademarks.

    There is no assurance that any particular aspect of the Company's technology will not be found to infringe the rights of other companies. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology useful or necessary to the Company's business. The extent to which the Company may be required to seek licenses under such proprietary rights of third parties, and the cost or availability of such license, cannot be predicted. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its proposed products or relating to current or future technologies, there is no assurance that the Company will be able to do so on commercially reasonable terms, if at all.

    There is no assurance that the measures taken by the Company will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. Moreover, the Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If competitors of the Company prepare and file applications in the United States that claim trademarks used or registered by the Company, the Company may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to the Company. Similarly, actions could be brought by third parties claiming that the Company's products infringe patents owned by others. An adverse outcome could require the Company license disputed rights from third parties or to cease using such trademark or infringing product. Any litigation regarding the Company's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its products and services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, inasmuch as the Company licenses a substantial portion of its content from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company generally obtains representations as to the origins and ownership of such licensed content and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will adequately protect the Company.

COMPETITION

    The Company faces intense competition in every aspect of its business, including competition for consumers of audio materials, advertisers, providers of audio materials and vendors of products. The business of providing data and other products using the Internet as a medium is currently experiencing explosive growth and is characterized by extremely rapid technological development, rapid changes in consumer habits and preferences, massive infusions of capital and the emergence of a large number of new and established companies with aspirations to control as much of the distribution process as possible. A relatively small number of these companies, including America On Line and Yahoo!, currently control primary or secondary access of significant percentages of all Internet users and therefore have a competitive advantage in marketing to those users. Other large and established companies, such as local and long distance telephone companies, cable companies, satellite programming providers and others have established relationships with large customer bases and are rapidly expanding into the provision of Internet services. Although the Company does not believe that any of these companies currently are direct competitors and believes that it provides services and has technology that could be attractive to such companies as customers, substantially all of these companies have financial, technological, promotional and other resources that are much greater than those available to the Company. Most, if not substantially all, of such providers could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Company's AudioCast System.

    The Company competes with (i) other Web sites and Internet broadcasters to acquire and provide content to attract users, (ii) online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets, (iii) local radio and television stations and national radio and television networks for sales of advertising spots and (iv) other Web site operators engaged in e-commerce.

    Competition among Web sites that provide content such as news, financial information, music and audio books is intense and is expected to increase significantly in the future. The Company competes against a variety of businesses that provide content through one or more media, such as print, radio, television, cable television and the Internet. Traditional media companies that have not established a significant presence on the Internet may expend resources to establish such a presence in the future. The Company competes generally with other content providers for the time and attention of users and for advertising revenues. To compete successfully, the Company must license and then provide sufficiently compelling and popular content to generate users and support advertising intended to reach such users. The Company believes that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered. The Company also competes for the time and attention of Internet users with thousands of Web sites operated by businesses and other organizations, individuals, governmental agencies and educational institutions. The Company expects competition to intensify and the number of competitors to increase significantly in the future. In addition, as the Company expands the scope of its content and services, it will compete with a greater number of Web sites and other media companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future.

    The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the principal competitive factors for attracting advertisers include the number of users accessing the Company's Web site, the demographics of the Company's users, the Company's ability to deliver focused advertising and interactivity through its Web site and the overall cost-effectiveness and value of advertising offered by the Company. There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. Reduction in the Company's Web advertising revenues would have a material adverse effect on the Company's business, results of operations and financial condition. There is no assurance that the Company will be able to compete in its chosen market.

GOVERNMENT REGULATION

    Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. It is possible that governments will enact legislation that may be applicable to the Company in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. The majority of such laws were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any such export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase the Company's cost of doing business or increase the Company's legal exposure, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    By distributing content over the Internet, the Company faces potential liability for claims based on the nature and content of the materials that it distributes, including claims for defamation, negligence or copyright, patent or trademark infringement, which claims have been brought, and sometimes successfully litigated, against Internet companies. The Company's general liability insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for any liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

    As of March 31, 1999, the Company has 24 full time employees, 11 in marketing and sales, 11 in research and development and 2 in finance and administration. In addition, 7 consultants devote substantially all of their time to the Company in the areas of system design and engineering. The Company makes use of additional outside consultants and independent contractors to perform various functions such as programming, engineering, development, and accounting. The Company believes this approach not only allows it to limit expenses, but also provides maximum flexibility to react to a rapidly changing environment. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

BUSINESS RISKS

    The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this annual report on Form 10-KSB and in other public disclosures of the Company.

    HISTORY OF LOSSES AND ANTICIPATION OF FUTURE LOSSES. The Company was incorporated in June 1994 to deliver free, personalized audio via the Internet and was in the development stage until the fourth quarter of 1997. The Company first recognized revenues in November 1997 and has recorded net losses each year since its inception. At December 31, 1998 the Company had an accumulated a deficit of approximately $12,517,000. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, electronic commerce ("e-commerce") and advertising. To achieve and sustain profitability, the Company must, among other things, (i) provide diverse content of interest to Internet users, (ii) effectively develop new and maintain existing relationships with advertisers, advertising agencies and content providers, (iii) continue to develop and upgrade its technology and network infrastructure; (iv) respond to competitive developments, (v) successfully introduce enhancements to its existing products and services to address new technology standards and developments on the Internet, and (vi) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of desirable content. There can be no assurance that the Company will be successful in addressing these risks and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there is no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

    LIMITED OPERATING HISTORY; UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company has been out of the development stage only since the fourth quarter of 1997. Because of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to forecast accurately its revenues. Additionally, the long-term acceptance of Web-based advertising is as yet uncertain. The Company currently intends to increase substantially its operating expenses in order to, among other things, (i) expand its distribution network capacity, (ii) fund increased sales and marketing activities, (iii) acquire additional content, (iv) develop and upgrade technology and (v) purchase equipment for its operations. The Company's expense levels are based, in part, on its expectations with regard to future revenues, and to a large extent such expenses are fixed, particularly in the short term. To the extent the Company is unsuccessful in increasing its revenues, the Company may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce its operating expenses, causing it to forego potential revenue generating activities, either of which could cause a material adverse effect in the Company's business, results of operations and financial condition.

    The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) the cost of acquiring and the availability of content, (ii) demand for Internet advertising, (iii) seasonal trends in advertising placements, (iv) the advertising cycles for, or the addition or loss of, individual advertisers, (v) the level of traffic on the Company's Web site, (vi) the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, (vii) price competition or pricing changes in Internet advertising, (viii) the level of and seasonal trends in the use of the Internet, (ix) technical difficulties or system downtime, (x) the introduction of new products or services by the Company or its competitors and
(xi) general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media. Any one of these factors could cause the Company's revenues and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could cause significant declines in the Company's quarterly operating results.

    DEPENDENCE ON CONTENT PROVIDERS; LICENSE FEES PAYABLE TO CONTENT
PROVIDERS. The Company's future success depends in large part upon its ability to obtain rights to and deliver content of sufficient interest to end users over the Internet. The Company does not create its own content. Rather, the Company relies on third party content providers, such as book publishers, news and financial information services and music publishers for the content it makes available to its users. The Company's ability to maintain its existing relationships with such content providers and to build new relationships with additional content providers is critical to the success of its business. Although many of the Company's agreements with third party content providers are for an initial term of one year, with automatic renewal unless cancelled, the content providers may choose to terminate such agreements prior to the expiration of their terms. The Company's inability to secure licenses from content providers or the termination of a significant number of content provider agreements would decrease the availability of content that the Company can offer users. This may result in decreased traffic on the Company's Web site and, as a result, decreased advertising revenue, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company's agreements with most of its content providers are nonexclusive, and many of the Company's competitors offer, or could offer, content that is similar to or the same as that obtained by the Company from such nonexclusive content providers. Such direct competition could have a material adverse effect on the Company's business, results of operations and financial condition.

    License fees payable to content providers and other licensing agencies may increase as the Company continues to accumulate content and as competition for such content increases. There is no assurance that the Company's content providers and other licensing agencies will enter into prospective agreements with the Company on the same or similar terms as those currently in effect or on terms acceptable to the Company if no agreement is in effect. If the Company is required to pay increased licensing fees, such increased payments could have a material adverse effect on the Company's business, results of operations and financial condition.

    UNCERTAIN ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM. The market for Internet advertising has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's ability to generate advertising revenue will depend on, among other factors, (i) the continued development of the Internet as an advertising medium, (ii) pricing of advertising on other Web sites, (iii) the amount of traffic on the Company's Web site, (iv) the Company's ability to achieve and demonstrate user demographic characteristics that are attractive to advertisers, (v) the development and expansion of the Company's advertising sales force and (vi) the establishment and maintenance of desirable advertising sales agency relationships. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not historically devoted a significant portion of their advertising expenditures to Web-based advertising. There is no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate portions of their budgets to Web-based advertising or, if so persuaded, that they will find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to enable Web-based advertising to become a significant advertising medium. Acceptance of the Internet among advertisers and advertising agencies will also depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, the Company's business, results of operations and financial condition could be materially adversely affected.

    MANAGEMENT OF GROWTH. The Company anticipates that significant expansion of its operations will be required in order to address potential market opportunities. The Company expects that it will need to increase its personnel significantly in the near future. The anticipated substantial growth is expected to place a significant strain on its managerial, operational and financial resources and systems. To manage its growth, the Company must implement, improve and effectively use its operational, management, marketing and financial systems and train and manage its employees. There can be no assurance that the Company will be able to manage effectively the expansion of its operations or that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure of management to manage effectively the Company's growth could have a material adverse effect on the Company's business, results of operations and financial condition.

    RISK OF SYSTEM FAILURE, DELAYS AND INADEQUACY; SINGLE SITE. The performance, reliability and availability of the Company's Web site and network infrastructure are critical to its reputation and ability to attract and retain users, advertisers and content providers. The Company's network infrastructure is located at a single, leased facility in Cupertino, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, telecommunications failure, Internet breakdowns, break-ins and similar events. The Company does not presently have redundant facilities or systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced. Any system error or failure that causes interruption in availability of content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers and, if sustained or repeated, could reduce the attractiveness of the Company's Web site to such entities or individuals. In addition, because the Company's Web advertising revenues are directly related to the number of advertisements delivered by the Company to users, system interruptions that result in the unavailability of the Company's Web site or slower response times for users would reduce the number of advertisements delivered and reduce revenues.

    A sudden and significant increase in traffic on the Company's Web site could strain the capacity of the software, hardware and telecommunications systems deployed or used by the Company, which could lead to slower response times or system failures. The Company's operations also are, in part, dependent upon receipt of timely feeds from certain of its content providers, and any failure or delay in the transmission or receipt of such feeds, whether due to system failure of the Company, its content providers, satellites or otherwise, could disrupt the Company's operations. The Company is also dependent upon Web browsers, Internet Service Providers ("ISPs") and online service providers ("OSPs") to provide Internet users access to the Company's Web site. Users may experience difficulties accessing or using the Company's Web site due to system failures or delays unrelated to the Company's systems. These difficulties may result in intermittent interruption in programming. Any sustained failure or delay could reduce the attractiveness of the Company's Web site to users, advertisers and content providers. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, results of operations and financial condition.

    SECURITY RISKS. Despite the implementation of security measures, the Company's networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in the Company's Internet operations. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. The Company may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although the Company intends to continue to implement industry-standard security measures, there can be no assurance that measures implemented by the Company will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing the Company's Web sites, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON SHORT-TERM ADVERTISING CONTRACTS. A substantial portion of the Company's Web advertising revenues are derived from short-term contracts. Consequently, many of the Company's advertising customers can cease advertising on the Company's Web site quickly and without penalty, thereby increasing the Company's exposure to competitive pressures. There is no assurance that the Company's current advertisers will continue to purchase advertisements or that the Company will be able to secure new advertising contracts from existing or future customers at attractive rates or at all. Any failure of the Company to achieve sufficient advertising revenue could have a material adverse effect on the Company's business, results of operations and financial condition.

    COMPETITION. The market for information services and entertainment on the Internet and otherwise is highly competitive, and the Company expects that competition will continue to intensify. The Company competes with (i) other Web sites and Internet broadcasters to acquire and provide content to attract users,
(ii) online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and (iii) local radio and television stations and national radio and television networks for sales of advertising spots. There is no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those described below, will not have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the principal competitive factors for attracting advertisers include the number of users accessing the Company's Web site, the demographics of the Company's users, the Company's ability to deliver focused advertising and interactivity through its Web site and the overall cost-effectiveness and value of advertising offered by the Company. There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. Reduction in the Company's Web advertising revenues would have a material adverse effect on the Company's business, results of operations and financial condition.

    Many of the Company's competitors and potential competitors have greater financial, sales and other resources than the Company. There is no assurance that the Company's business strategy will be successful, or that the Company will gain a market share or customer base that will be sufficient to justify continued operations.

    PRODUCT DEVELOPMENT AND TECHNOLOGICAL OBSOLESCENCE. The market for Internet information delivery is characterized by extensive research and development and rapid technological change, frequent new product introductions and technological innovation, resulting in short product life cycles, and evolving industry standards. Development by others of new or improved products, processes or technology may render the Company's products and services less competitive or obsolete. The emerging character of these products and services and their rapid evolution will require the Company to effectively use leading technologies, continue to develop its technological expertise, enhance its current services and continue to improve the performance, features and reliability of its network infrastructure. Changes in network infrastructure, transmission and content delivery methods and underlying software platforms and the emergence of new technologies could dramatically change the structure and competitive dynamic of the market for the Company's products and services. There is no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these or other such developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by the Company to modify or adapt its Web site and services. A failure by the Company to rapidly respond to technological developments could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET. Rapid growth in the use of and interest in the Internet is a recent phenomenon and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the Company's business. Because global commerce and on-line exchange of information on the Internet is new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. Future revenues of the Company will depend largely on the widespread acceptance and use of the Internet as a source of multimedia information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be accepted as a viable commercial medium for broadcasting multimedia content, if at all, for a number of reasons, including (i) potentially inadequate development of the necessary infrastructure, (ii) inadequate development of enabling technologies,
(iii) lack of acceptance of the Internet as a medium for distributing content and (iv) inadequate commercial support for Web-based advertising. To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it, specifically the demands of delivering high-quality audio content. Furthermore, user experiences on the Internet are affected by access speed. There is no assurance that broadband access technologies and cable modems will become widely adopted. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in unacceptable response times and could adversely affect use of the Internet generally and of the Company's Web site in particular. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support the growth that may occur, the Company's business, results of operations and financial condition could be materially adversely affected.

    DEPENDENCE UPON KEY PERSONNEL. The Company's success depends, to a significant extent, upon a number of key employees and consultants. The loss of the services of one or more of these employees or consultants could have a material adverse effect on the business of the Company.

    GOVERNMENT REGULATION AND LEGAL UNCERTAINTY. Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose the Company to significant liabilities associated with content available on its Web site. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, content, taxation, defamation and personal injury), will not expose the Company to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on the Company's business, results of operations or financial condition.

    The Company currently does not collect sales or other taxes with respect to the sale of services or products in states and countries where the Company believes it is not required to do so. Some states and countries have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more states or countries that the Company should collect sales or other taxes on products and services, or remit payment of sales or other taxes for prior periods, could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Communications Decency Act of 1996 (the "CDA") was enacted in 1996. Although those sections of the CDA that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Although the Company does not currently distribute the types of materials that the CDA may have deemed illegal, the nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined, and legislation similar to the CDA could subject the Company to potential liability, which in turn could have an adverse effect on the Company's business, financial condition and results of operations. Such laws could also damage the growth of the Internet generally and decrease the demand for the Company's products and services, which could adversely affect the Company's business, results of operations and financial condition.

    POTENTIAL LIABILITY FOR INTERNET CONTENT. As a distributor of Internet content, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that it makes available to Internet users. Such claims have been brought, and sometimes successfully litigated, against Internet content distributors. In addition, the Company could be exposed to liability with respect to the content or unauthorized duplication or broadcast of content. Although the Company maintains general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. In addition, although the Company generally requires its content providers to indemnify the Company for such liability, such indemnification may be inadequate. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  PROPERTY

    The Company's executive offices are located in an approximately 9,600 square foot facility located in Cupertino, California. This space, which houses the Company's current operations in two neighboring buildings, is subject to separate leases that expire in December 1999. The monthly base rental under the combined leases (not including insurance) is approximately $28,800 per month.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not presently a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    As of November 22, 1998, the Company had obtained the approval by written consent of more than a majority of the then-outstanding shares to approve amendments to the Articles of Incorporation to change the name of the corporation to audiohighway.com, add limitation of director liability and indemnification provisions to the Articles of Incorporation. Shareholders holding an aggregate of 538,460 shares signed the action by written consent. The amendments were effective December 3, 1998.

    As of December 10, 1998, the Company had obtained the approval by written consent of more than a majority of the then-outstanding shares to approve an amendment to the Articles of Incorporation to effect a 1-for-3.837 reverse stock split of the then outstanding shares. Shareholders holding an aggregate of 538,460 shares signed the action by written consent. The reverse stock split became effective December 11, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Since December 18, 1998, the Company's Common Stock has been traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market under the symbol "AHWY." The Common Stock also trades on the Boston Stock Exchange under the symbol "AHY." The following table sets forth the high and low closing sale prices for the Common Stock as reported on the Nasdaq SmallCap Market for the period indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions:

FISCAL YEAR ENDED DECEMBER 31, 1998                                        HIGH        LOW
------------------------------------------------------------------------ ---------  ---------

Fourth Quarter (commencing December 18, 1998)........................... $14 13/16  $ 6 17/32

    On April 8 1999, the last reported sale price for the Common Stock was $34 1/8 per share.

    As of March 31, 1999, there were approximately 202 record holders of the Company Common Stock. This number does not reflect the number of beneficial holders of the Common Stock, which the Company believes is approximately 1,500 holders.

    The Company has never paid cash dividends on its Common Stock. At present, the Company intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

USE OF PROCEEDS

    On December 17, 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form SB-2 (File No. 333-59823) effective. The net proceeds of this offering, including the exercise of the underwriters' over-allotment option, were approximately $14,052,000. Because of the timing of the initial public offering, as of December 31, 1998, the Company had most of the net proceeds of the offering invested in money market accounts, debt instruments having an original maturity of three months or less and other highly liquid investments. However, approximately $628,000 of the net proceeds were used to pay outstanding debt owed to unaffiliated third parties and an additional $172,000 was paid to an executive officer and director of the Company for previously unpaid salary accrued from prior years.

RECENT SALES OF UNREGISTERED SECURITIES

    Not Applicable

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the two fiscal years ended December 31, 1997 and 1998. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements. Please see the discussion of certain factors that may impact future results in "Business--Business Risks," contained in Item 1 of this Report.

GENERAL

    The Company offers a proprietary information and entertainment service that enables its users to download and play back selected audio content from the Internet (the "AudioCast System"). The

AudioCast System consists of (i) proprietary client/server software developed by the Company that is specifically adapted to transmit audio data over the Internet, (ii) proprietary application software, known as AudioWiz, which is provided free of charge to the customer and which allows him or her to download and play back audio selections and (iii) a growing library of audio content that ranges from audio books to sports updates and music.

    The Company believes that what differentiates the AudioCast System from other Internet-based information services is its focus on audio content versus text, the downloading of audio content as digital files available for later use and its emphasis on portability. The Company's system provides users with a simple, easy to use method of selecting a diverse range of audio content from a single Web site and the ability to listen to such programming in almost any environment.

    During the period from the Company's inception in June 1994 through December 31, 1996, the Company had no revenues and its operating activities related primarily to the research and development efforts and initial planning and development of the Company's Web site and operations. During 1997, the Company generated minimal revenues from Web-based advertising, and the Company's operating activities related to the continued development of its proprietary software, building market awareness and the launch and continued enhancement of its Web site. Throughout the Company's existence, it has expended significant resources in the research and development of its technology and the aggregation of content by obtaining Internet broadcasting rights to audio programming.

    The Company's revenues are derived principally from the sale of audio commercials included in its downloaded or streamed audio programming, channel sponsorships and banner advertisements, all on short-term contracts. Advertising revenues are recognized in the period in which the advertisement is delivered, provided that collection of the resulting receivable is probable. For each hour of downloaded content, the Company can distribute up to six minutes of audio commercials. The audio selections, which include audio advertisements, are free of charge to the user. In the first quarter of 1999, the Company began generating nominal revenues from e-commerce. In the future, the Company anticipates that it may generate additional revenue streams through ad-free program charges and charges for premium content and e-commerce. However, the extent and timing of developing such additional revenue sources is not currently known, and there is no assurance that the Company will in fact generate revenues from all or any of these potential sources at any time in the future.

    The amount of revenue that the Company can generate is directly related to a number of factors, including the volume of advertisers, the rates charged for the various types of advertising, the number of users who visit the Company's Web site and the amount of audio content downloaded or streamed. To date, the Company has generated a minimal amount of advertising revenue, in part due to excess advertisement "inventory" resulting from the fact the Company has attracted more customers than advertisements to match with its audio content. The Company expects to use a significant portion of the net proceeds of its December 1998 initial public offering ("IPO") for sales and marketing and thereby expects to rapidly expand its advertising inventory. There is no assurance, however, that the Company will successfully increase revenues or achieve profitability.

    The Company has signed agreements with major media companies to provide a wide selection of audio content such as news, books, self improvement programs, magazine articles, radio and television programs and movie reviews. The Company stores audio content on its Web site and is continually adding content to its audio library. The cost of this content to the Company is, for the most part, directly proportional to the duration of downloaded content. Certain of the content is purchased on a flat fee basis.

    The Company has incurred significant losses since its inception. As of December 31, 1998, the Company had an accumulated deficit of approximately $12,517,000 and is continuing to operate at a loss. The Company believes that its success will depend largely on its ability to attract users to its Web site, obtain advertising contracts and secure additional audio content of interest to users. Accordingly, the

Company intends to invest heavily in sales and marketing, content acquisition and continued research and development efforts.

    In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its revenues and operating results, including its gross profit margin and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

PLAN OF OPERATIONS

    The Company intends to use the net proceeds of its IPO to expand and improve its AudioCast System. The Company expects expenditures to increase very substantially across all expense categories as it seeks to increase its advertising inventory, expand its digital audio content library and upgrade its Web site. The Company expects the most significant expense increases will occur in sales and marketing and research and development.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

    Net revenues were $139,000 for the year ended December 31, 1998 compared to $4,000 for the same period in 1997. The Company launched its Web site and began generating revenues in November 1997.

    Operating and development expenses were $1,287,000 for the year ended December 31, 1998, up 81% from $712,000 for the same period in 1997. This increase was primarily the result of increased staffing, data communications expenses, costs to produce and maintain the Company's Web site and use of consulting engineers. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Selling and marketing expenses were $1,832,000 for the year ended December 31, 1998, up 12% from selling and marketing expenses of $1,634,000 for the same period in 1997. The Company expects selling and marketing expenses to continue to increase substantially in future periods as the Company continues to promotes its Web site.

    General and administrative expenses ("G&A") were $631,000 for the year ended December 31, 1998, compared to G&A expenses of $157,000 for the same period in 1997. This 302% increase was primarily the result of increased costs in rent, legal fees and consulting fees.

    The operating loss was $3,611,000 for the year ended December 31, 1998 compared to an operating loss for 1997 of $2,499,000, an increase of approximately 44%. As noted above, the increased loss was primarily the result of increased expenses for rent, legal fees, advertising, marketing, engineering and product development.

    Interest expense increased approximately 43% to $1,845,000 during the year ended December 31, 1998 from $1,292,000 in the same period in 1997. This was primarily the result of amortizing the fair value attributed to warrants issued in connection with outstanding debt over the life of the related debt equal to $913,000 in 1998 compared to $1,009,000 in 1997 and the amortization of beneficial conversion features of certain convertible debt over the expected conversion period of $609,000 in 1998 and $0 in 1997. In connection with the its initial public offering, the Company recorded an extraordinary charge to operations equal to $425,000 related to the unamortized fair value of warrants issued in connection with certain debt converted in the IPO.

    As a result of the factors described above, for the year ended December 31, 1998, the Company incurred a net loss of $5,867,000 compared to a net loss from continuing operations of $3,791,000 for the same period in 1997.

    The Company has no current tax liability and management has determined that the realization of its deferred tax assets is not probable. As such, the Company has provided a full valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception almost entirely from the sale of equity and debt securities, supplemented with a bank line of credit. In December 1998, it completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. As of December 31, 1998, the Company had cash and cash equivalents of $13,007,000 and working capital of $10,850,000. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied and the Company noticed the redemption of its outstanding public warrants. As a result, a total of approximately 1,250,000 warrants were exercised, which resulted in gross proceeds to the Company of approximately $12,000,000. The Company paid approximately $300,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. The Company currently is financing its daily operations primarily through the application of the net proceeds from the IPO and its subsequent warrant call.

    The Company has issued subordinated convertible promissory notes which bear interest at 8% to 10%, are convertible into Common Stock at rates ranging from $3.00 to $14.39 per share and other non-convertible debt at rates from 8% to 15%. During 1998, the Company converted $2,466,000 of debt and accrued interest of $264,000, including debt converted at the close of the Company's IPO, into 626,384 shares of Common Stock. The remaining debt is all due on or before June 30, 2000. As of December 31, 1997, officers and directors of the Company purchased $130,000 of the debt, all of which were converted as described above prior to December 31, 1998.

    The Company believes that its current financial resources will be sufficient to fund its operations for at least the next 12 months and that, during that period, it will not be necessary for the Company to raise additional funds to meet the expenditures required for operating its business.

    The Company will make significant ongoing investments in research and development for future generation products and services. It also expects to have significant expenditures in sales and marketing and further content acquisition in order to attract customers to its Web site. There is no assurance that the Company's analysis of its capital requirements will be accurate, particularly in light of the fact that it is entering a new business in a new market.

    The Company's future expenditures and capital requirements will depend on a number of factors including the development and implementation of next generation technologies, technological developments on the Internet and the regulatory and competitive environment for Internet based products and services.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 1998, the Company fully provided against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 1998, the Company had approximately $10,150,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2009. Additionally, the Company has approximately $5,075,000 of California net operating loss carryforwards for tax reporting purposes which will expire beginning in 1999.

    The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes have occurred or could occur in the future. The sale of the Units sold in the Company's December 1998 IPO constituted such a change in ownership and utilization of the Company's net operating loss carryforwards may be limited.

YEAR 2000 COMPLIANCE

    There are issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or fail. The Company has evaluated its current systems, purchased necessary upgrades and believes that its current hardware and software is Year 2000 compliant. Similarly, the Company believes that the products and services it offers to its customers are not affected by the Year 2000 problem. The Company has evaluated the potential impact on it of a Year 2000 problem on the part of its important third party vendors and has found none. The Company plans to continue to evaluate its systems and those of its important vendors in an effort to minimize the effects of a Year 2000 problem. The Company does not anticipate that the Year 2000 problem will have a material impact on its business or operations.

ITEM 7.  FINANCIAL STATEMENTS

    The Balance Sheet of the Company at December 31, 1998 and the related Statements of Operations, Shareholders' Equity and Cash Flows for the years ended December 31, 1997 and 1998, and the Notes to Financial Statements are located on pages 24 through 34 of this Report.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         FORM 10-KSB
                                                                                                         PAGE NUMBER
                                                                                                      -----------------
Report of Independent Certified Public Accountants..................................................             24

Balance Sheet at December 31, 1998..................................................................             25

Statements of Operations for the years ended December 31, 1998 and 1997.............................             26

Statement of Shareholders' Equity for the years Ended December 31, 1998 and 1997....................             27

Statements of Cash Flows for the years ended December 31, 1998 and 1997.............................             28

Notes to Financial Statements.......................................................................             29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
audiohighway.com

    We have audited the accompanying balance sheet of audiohighway.com (the "Company"), as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

Grant Thornton LLP

San Jose, California
April 14, 1999

                                AUDIOHIGHWAY.COM

                                 BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      DECEMBER 31,
                                                                                                          1998
                                                                                                      ------------
                                                      ASSETS
Current assets
  Cash and cash equivalents.........................................................................   $   13,007
  Accounts receivable...............................................................................           80
  Prepaid expenses..................................................................................           47
                                                                                                      ------------
    Total current assets............................................................................       13,134

Property and equipment, net.........................................................................          333
                                                                                                      ------------
                                                                                                       $   13,467
                                                                                                      ------------
                                                                                                      ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long term debt..............................................................   $      952
  Accounts payable..................................................................................        1,128
  Accrued expenses and other current liabilities....................................................          204
                                                                                                      ------------
    Total current liabilities.......................................................................        2,284

Long term debt......................................................................................          376

Stockholders' equity:
  Preferred Stock, no par value; 5,000,000 shares authorized; none issued...........................           --
  Common Stock, no par value; 50,000,000 shares authorized; 4,103,000 issued and outstanding........       19,130
  Additional paid-in capital........................................................................        4,194
  Accumulated deficit...............................................................................      (12,517)
                                                                                                      ------------
    Total stockholders' equity......................................................................       10,807
                                                                                                      ------------
                                                                                                       $   13,467
                                                                                                      ------------
                                                                                                      ------------

        The accompanying notes are an integral part of these statements.

                                AUDIOHIGHWAY.COM

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               YEAR ENDED DECEMBER
                                                                                                       31,
                                                                                               --------------------
                                                                                                 1997       1998
                                                                                               ---------  ---------
Net revenues.................................................................................  $       4  $     139

Costs and expenses:
  Operating and development..................................................................        712      1,287
  Sales and marketing........................................................................      1,634      1,832
  General and administrative.................................................................        157        631
                                                                                               ---------  ---------
    Total costs and expenses.................................................................      2,503      3,750

Loss from operations.........................................................................     (2,499)    (3,611)

Other income (expense):
  Interest expense...........................................................................     (1,292)    (1,845)
  Other......................................................................................         --         14
                                                                                               ---------  ---------
    Net loss before extraordinary item.......................................................  $  (3,791) $  (5,442)

Extraordinary loss on conversion of subordinated debt........................................         --        425
                                                                                               ---------  ---------
    Net loss.................................................................................  $  (3,791) $  (5,867)
                                                                                               ---------  ---------
                                                                                               ---------  ---------

Basic and diluted net loss per share from continuing operations..............................  $   (4.11) $   (4.75)
Basic and diluted net loss per share from extraordinary item.................................         --      (0.37)
                                                                                               ---------  ---------

Basic and diluted net loss per share.........................................................  $   (4.11) $   (5.12)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Shares used in computing basic and diluted net loss per share................................        923      1,146
                                                                                               ---------  ---------
                                                                                               ---------  ---------

        The accompanying notes are an integral part of these statements.

                                AUDIOHIGHWAY.COM

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                COMMON STOCK       ADDITIONAL
                                                           ----------------------    PAID-IN    ACCUMULATED
                                                             SHARES      AMOUNT      CAPITAL      DEFICIT       TOTAL
                                                           -----------  ---------  -----------  ------------  ---------
Balance at January 1, 1997...............................         832   $   2,049   $   1,071    $   (2,859)  $     261

  Sales of Common Stock..................................          12         184          --            --         184
  Issuance of Common Stock from exercise of options and
    warrants.............................................          93          10          --            --          10
  Issuance of Common Stock for services..................           7          78          --            --          78
  Issuance of warrants with debt.........................          --          --         813            --         813
  Net loss...............................................          --          --          --        (3,791)     (3,791)
                                                                -----   ---------  -----------  ------------  ---------

Balance at December 31, 1997.............................         944       2,321       1,884        (6,650)     (2,445)

  Public offering of Common Stock, net of issuance costs
    of $2,343............................................       2,530      14,052          --            --      14,052
  Conversion of subordinated notes and accrued interest
    to Common Stock......................................         626       2,730          --            --       2,730
  Issuance of Common Stock from exercise of options and
    warrants.............................................           3          18          --            --          18
  Issuance of Common Stock for services..................           1           9          --            --           9
  Beneficial conversion feature on convertible notes.....          --          --         609            --         609
  Issuance of warrants with debt.........................          --          --       1,701            --       1,701
  Net loss...............................................          --          --          --        (5,867)     (5,867)
                                                                -----   ---------  -----------  ------------  ---------

Balance at December 31, 1998.............................       4,104   $  19,130   $   4,194    $  (12,517)  $  10,807
                                                                -----   ---------  -----------  ------------  ---------
                                                                -----   ---------  -----------  ------------  ---------

        The accompanying notes are an integral part of these statements.

                                AUDIOHIGHWAY.COM

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER
                                                                                                       31,
                                                                                               --------------------
                                                                                                 1997       1998
                                                                                               ---------  ---------
Cash flows from operating activities:
  Net loss...................................................................................  $  (3,791) $  (5,867)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization............................................................         86        100
    Common Stock issued for services.........................................................         78          9
    Amortization of debt discounts and conversion features...................................      1,154      1,948
    Changes in operating assets and liabilities:
      Accounts receivable....................................................................         (2)       (78)
      Prepaid expenses.......................................................................        (31)        (5)
      Accounts payable.......................................................................        546        305
      Accrued expenses and other current liabilities.........................................        163        110
                                                                                               ---------  ---------
        Net cash used in operating activities................................................     (1,797)    (3,478)

Cash flows from investing activities:
  Acquisition of property and equipment......................................................       (159)       (55)

Cash flows from financing activities:
  Proceeds from issuance of Common Stock.....................................................        194     14,070
  Proceeds from issuance of long term debt...................................................      1,376      2,613
  Repayment of long term debt................................................................         --       (148)
                                                                                               ---------  ---------
        Net cash provided by financing activities............................................      1,570     16,535
                                                                                               ---------  ---------

        Net change in cash and cash equivalents..............................................       (386)    13,002

Cash and cash equivalents at beginning of year...............................................        391          5
                                                                                               ---------  ---------

Cash and cash equivalents at end of year.....................................................  $       5  $  13,007
                                                                                               ---------  ---------
                                                                                               ---------  ---------

Cash paid during the period for:

  Interest...................................................................................  $      23  $      87
  Income taxes...............................................................................  $      --  $      --

        The accompanying notes are an integral part of these statements.

                                AUDIOHIGHWAY.COM

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    audiohighway.com (the "Company") is a global Internet media company that offers a library of pre-recorded audio content via the World Wide Web (the "Web"). The Company was incorporated in California in 1994 and, prior to October 1997, was in the development stage. The Company conducts its business within one industry segment.

    REVENUE RECOGNITION

    The Company's revenues are derived principally from the sale of audio commercials included in its downloaded programming ("deliveries") and from the sale of banner advertisements, both on short-term contracts. Advertising revenues on both banner advertisements and deliveries are recognized in the period in which the advertisement is delivered, provided that collection of the resulting receivable is probable. Advertisers are charged on a per impression or delivery basis up to a maximum as specified in the contract. Standard rates for advertising generally do not exceed thirty cents per impression or delivery. To date, the duration of the Company's advertising commitments has not exceeded one year and the Company does not guarantee a minimum number of impressions or deliveries. Revenue sharing agreements with advertisers may provide that the Company receive revenues from electronic commerce transactions. These revenues are recognized by the Company upon notification from the advertiser of revenues earned and, to date, have not been significant.

    OPERATING AND DEVELOPMENT

    Operating and development expenses consist primarily of Web site maintenance costs, data communications expenses, content and software licensing fees, operating supplies and related overhead.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $367 for 1997 and $343 for 1998.

    CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

    All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents include short term investments in low risk investment grade securities with maturities of less than three months.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are managed by three financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

                                AUDIOHIGHWAY.COM

                           DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

    Property and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. For leasehold improvements, depreciation is computed over the shorter of the lease term or the estimated useful life of the improvements.

    INCOME TAXES

    Income taxes are computed using an asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and complies with the disclosure provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    BASIC AND DILUTED NET LOSS PER SHARE

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents, accounts receivable and trade payables approximates carrying value due to the short term nature of such instruments. The fair value of long term obligations including subordinated debt cannot be determined as there is no market for these instruments.

                                AUDIOHIGHWAY.COM

                           DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATIONS

    Certain reclassifications have been made to prior year data to conform to the 1998 presentation.

NOTE 2--BALANCE SHEET COMPONENTS

                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  -------------
Property and equipment:
  Computers and equipment.......................................................    $     505
  Furniture and fixtures........................................................           10
  Leasehold improvements........................................................           23
                                                                                        -----
                                                                                          538
  Less: accumulated depreciation................................................         (205)
                                                                                        -----
                                                                                    $     333
                                                                                        -----
                                                                                        -----

Accrued expenses and other current liabilities:
  Employee compensation costs...................................................    $      54
  Interest......................................................................          140
  Other.........................................................................           10
                                                                                        -----
                                                                                    $     204
                                                                                        -----
                                                                                        -----

NOTE 3--LONG TERM DEBT

    The Company has issued subordinated convertible promissory notes bearing interest at rates from 8% to 10%, that are convertible into Common Stock at rates ranging from $3.25 to $14.39 per share and other non-convertible debt bearing interest at 8% to 15%. During 1998, the Company converted $2,466 of debt and accrued interest of $264 into Common Stock, including $1,738 that immediately converted upon closing of the Company's initial public offering in December 1998. The remaining debt is due by June 30, 2000. Officers and directors of the Company had purchased $130 of debt, of which none remains outstanding at December 31, 1998.

    Contractual maturities of long term debt are as follows:

YEAR ENDING DECEMBER 31:
-------------------------------------------------------------------------------------
1999.................................................................................  $   1,054
2000.................................................................................      1,264
                                                                                       ---------
                                                                                       $   2,318
                                                                                       ---------
                                                                                       ---------

    The Company has issued 604,973 warrants to purchase shares of Common Stock in connection with the issuance of debt and for guarantees provided by shareholders. The Company calculated the fair value of the warrants at the date of issuance and is amortizing this amount as interest expense over the life of the related debt.

                                AUDIOHIGHWAY.COM

                           DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 3--LONG TERM DEBT (CONTINUED)
    The carrying value of the debt is as follows:

                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
Debt principal..................................................................   $    2,358
Unamortized discount............................................................       (1,030)
                                                                                  ------------
Carrying value..................................................................   $    1,328
                                                                                  ------------
                                                                                  ------------

NOTE 4--STOCKHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING

    In December 1998, the Company completed an initial public offering whereby 2,530,000 units were sold at a price of $6.50 each. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at $9.75 (the "Unit Warrants", collectively the "Units"). The Unit Warrants contained a call provision which was exercised by the Company in January 1999 (the "Warrant Call"). The Warrant Call resulted in net proceeds to the Company of approximately $12,000. As a result of the Warrant Call, no Unit Warrants are outstanding.

    The underwriter of the initial public offering was granted a warrant to acquire 220,000 Units, exercisable at $7.80 per Unit (the "Representative's Warrants"). The Representative's Warrants expire in December 2003 and are all outstanding as of December 31, 1998.

    The Board of Directors and the shareholders approved a 1 for 3.837 reverse split of the Common Stock that was effected on December 11, 1998. All references to the number of shares of Common Stock, weighted average common shares, and per share amounts in the accompanying financial statements and notes reflect this reverse split.

    STOCK OPTIONS AND WARRANTS

    The 1996 Stock Option Plan (the "Plan") allows for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to purchase shares of the Company's Common Stock. The Plan has authorized 364,869 shares of which 99,431 remain available for granting at December 31, 1998. Under the Plan, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options and stock purchase rights may be granted to consultants, employees, directors, and officers of the Company. Options granted under the Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the Plan generally vest within 3 to 5 years.

    The Company has also granted options and warrants to purchase Common Stock outside of the Plan to employees, directors and consultants. These instruments generally vest within 3 to 5 years.

                                AUDIOHIGHWAY.COM

                           DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
    Stock option and warrant activity, excluding warrants issued in connection with long term debt, the Unit Warrants, and the Representative's Warrants, is summarized as follows:

                                                                              WEIGHTED AVERAGE
                                                                    SHARES     EXERCISE PRICE
                                                                   ---------  -----------------
Balance at January 1, 1997.......................................    300,756      $    3.07
  Granted........................................................     78,186          13.16
  Exercised......................................................    (93,823)          0.12
  Cancelled......................................................    (13,031)          3.84
                                                                   ---------         ------

Balance at December 31, 1997.....................................    272,088           6.98
  Granted........................................................    163,700           6.50
  Exercised......................................................         --             --
  Cancelled......................................................    (31,274)         13.19
                                                                   ---------         ------

Balance at December 31, 1998.....................................    404,514      $    6.29
                                                                   ---------         ------
                                                                   ---------         ------

    The following table summarizes information about stock options and warrants outstanding as of December 31, 1998:

                                                     WEIGHTED AVERAGE
    RANGE OF         NUMBER     WEIGHTED AVERAGE   REMAINING CONTRACTUAL    NUMBER     WEIGHTED AVERAGE
 EXERCISE PRICE    OUTSTANDING   EXERCISE PRICE        TERM (YEARS)       EXERCISABLE   EXERCISE PRICE
-----------------  -----------  -----------------  ---------------------  -----------  -----------------
$   1.92 - $ 5.76     193,902       $    4.47                  5.1           185,214       $    4.41
$   5.77 - $11.50     163,700       $    6.50                  3.0            63,850       $    6.50
$  11.51 - $14.39      46,912       $   13.11                  6.3            27,675       $   12.87
                   -----------                                            -----------
                      404,514                                                276,739
                   -----------                                            -----------
                   -----------                                            -----------

    The following table depicts the pro forma results of operations had compensation expense been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123.

                                                                           YEAR ENDED DECEMBER
                                                                                   31,
                                                                           --------------------
                                                                             1997       1998
                                                                           ---------  ---------
Net loss
  As reported............................................................  $  (3,791) $  (5,867)
  Pro forma..............................................................     (3,876)    (6,305)

Basic and diluted net loss per share
  As reported............................................................  $   (4.11) $   (5.12)
  Pro forma..............................................................      (4.20)     (5.50)

    Prior to the Company's initial public offering, the fair value of each option grant has been determined on the date of grant using the minimum value method. After the Company's initial public offering, the fair value of option grants has been determined using the Black-Scholes option pricing model. The weighted

                                AUDIOHIGHWAY.COM

                           DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED) average fair value of options and warrants granted to employees was $0.75 and $5.84 for 1997 and 1998. The following weighted average assumptions were used to perform the calculations: expected life of 4 years in 1997 and 2.8 years in 1998; interest rate of 6% in 1997 and 5.5% in 1998, volatility of 200% (for grants after the initial public offering) and no dividend yield. The pro forma disclosures may not be representative of pro forma effects on reported financial results for future years as the above information does not include the effects of grants made prior to 1995.

NOTE 5--INCOME TAXES

    No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 1998. The following table sets forth the primary components of deferred tax assets at December 31, 1998:

Net operating loss and credit carryforwards........................  $   3,906
Nondeductible reserves and expenses................................         18
                                                                     ---------

Gross deferred tax assets..........................................      3,924
Valuation allowance................................................     (3,924)
                                                                     ---------
                                                                     $      --
                                                                     ---------
                                                                     ---------

    The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 1998, the Company had approximately $10,150 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2009. Additionally, the Company has approximately $5,075 of California net operating loss carryforwards for tax reporting purposes which will expire beginning in 1999.

    Federal and state laws impose restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" as defined in
Section 382 of the Internal Revenue Code. As a result of the initial public offering, the Company believes an ownership change has occurred and utilization of the net operating losses may be limited.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    ROYALTY AGREEMENT

    The Company has entered into an agreement whereby a vendor is to receive a royalty up to a maximum of 8% of the revenue generated by deliveries made directly to the Company's ListenUp Players. No royalties had been incurred as of December 31, 1998.

    OPERATING LEASES

    The Company leases its operating facilities under operating leases that expire in 1999. Future minimum lease payments are $310 in 1999. Rent expense under operating leases totaled $100 in 1997 and $429 in 1998.

                                AUDIOHIGHWAY.COM

                           DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 7--RELATED PARTY TRANSACTIONS

    During 1998, the Company incurred $265 in expenses to TDP, Inc., for software consulting and systems development expenses. Mr. Rehki, a member of the Board of Directors of the Company, is the President of TDP, Inc. As of December 31, 1998, $142 of this amount was unpaid.

    On February 23, 1999, the Company made an unsecured loan to Mr. Rehki in the amount of $107 bearing interest at the rate of 10% per annum due February 23, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The executive officers and directors of the Company as of March 31, 1999 are as follows:

NAME                                      AGE                                    POSITIONS
------------------------------------      ---      ---------------------------------------------------------------------
Nathan M. Schulhof..................          49   President, Chief Executive Officer and Director
Grant Jasmin(1).....................          47   Executive Vice President, Chief Operating Officer, Vice President
                                                     Finance, Secretary and Director
Robert S. Leff......................          52   Director
Lee M. Gammill(2)...................          62   Director
Muninderpal Rehki(1)(2).............          49   Director
Marvin M. Reiss.....................          54   Director
Gregory Sutyak......................          42   Chief Financial Officer
Marc Baum...........................          36   Vice President Product Development
Theodore Richards...................          52   Vice President and Creative Director

------------------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

    Mr. Schulhof is one of the founders of the Company and has served as Chief Executive Officer, President and a Director since the Company's inception in June 1994. From January 1993 to May 1994, Mr. Schulhof was President and Chief Executive Officer of TestDrive Corporation, a pioneer in the distribution of computer software on CD-ROM ("TestDrive"), which he founded and sold to RR Donnelley & Sons Co. For more than four years prior to forming TestDrive, Mr. Schulhof worked as an independent management consultant to the computer industry. Mr. Schulhof received a Bachelor of Arts degree in English from the University of Wisconsin.

    Mr. Jasmin is one of the founders of the Company and has served as Executive Vice President, Chief Operating Officer, Secretary and a Director since the Company's inception in June 1994. From June 1994 until January 1998, Mr. Jasmin also served as the Company's Vice President, Finance. He again was appointed Vice President, Finance in December 1998. For more than five years prior to joining the Company, Mr. Jasmin was engaged in the practice of law specializing in corporate and securities law. Mr. Jasmin received the degree of Juris Doctor from the University of California Hastings College of the Law, Master of Business Administration from the University of Santa Clara and a Bachelor of Arts degree in Economics from San Jose State University.

    Mr. Leff has served as a Director of the Company since February 1995. Mr. Leff has served as an independent financial consultant since December 1994. Prior thereto, Mr. Leff was a founder of Softsel, Inc., the predecessor to Merisel, Inc., a publicly-held company, where he served as Co-Chairman of the Board for more than five years until December 1994. Merisel is one of the world's largest distributor of microcomputer hardware and software and associated products. Mr. Leff holds both a Master of Science degree and a Bachelor of Science degree from the State University of New York at Albany.

    Mr. Gammill has served as a Director of the Company since November 1997. Since May 1997, Mr. Gammill has served as Chief Executive Officer of The Gammill Group, a consultant to the insurance and financial industry. In May 1997, Mr. Gammill retired from 40 year career with New York Life Insurance Company where he served as Vice Chairman of the Board of Directors. Mr. Gammill also serves on the Board of Directors of Guarantee Life Insurance Company, Omaha Nebraska, and is a Trustee of the American College, Bryn Mawr, Pennsylvania. Mr. Gammill received a Bachelor of Arts degree in Business Administration from Dartmouth College.

    Mr. Rehki has served as a Director of the Company since April 1998. Mr. Rehki has been Chief Executive Officer of TDP, Inc., a high technology software consulting firm, since January 1998. From October 1997 to January 1998, he was Chief Executive Officer of TransWeb, a software consulting firm to the medical industry. TransWeb is a wholly-owned subsidiary of CyberPlus, an Internet-based software medical support company in which Mr. Rehki served as Chief Executive Officer and Director from February 1996 to October 1997. From December 1993 to January 1996, Mr. Rehki was Vice President of Operations for Intellimatch, Inc., an Internet-based human resources company. Mr. Rehki received a Bachelor of Arts degree in Economics and a Master of Arts degree in Economics from Christ Church College, India.

    Mr. Reiss has served as a Director of the Company since October 1998. For more than the past five years, Mr. Reiss has been Chairman and Chief Executive Officer of The Rebot Corporation, a record company that produces, manufactures and distributes recorded music under various labels including Arabesque Recordings. Mr. Reiss received the degrees of Master of Business Administration, Master of International Affairs and Master of Arts in Sociology from Columbia University, Bachelor of Law degree from Brooklyn Law School, Master of Science degree in Physiology from the Fairleigh Dickenson Dental School, Master of Science degree in Microbiology from Marquette University School of Medicine and Bachelor of Arts degree in Biology from Yeshiva University.

    Mr. Sutyak has served as Chief Financial Officer since January 1998. From January 1995 through December 1997, Mr. Sutyak served as a consultant to the Company performing financial services. From March 1996 through December 1997, Mr. Sutyak was an independent consultant. From May 1993 through February 1996, Mr. Sutyak was Chief Financial Officer for TestDrive. Mr. Sutyak received a Bachelor of Arts degree in Economics from the University of Pittsburgh and a Masters of Business Administration degree from the University of San Francisco.

    Mr. Baum has served as Vice President, Product Development since April 1998. From May 1996 through March 1998, Mr. Baum was Vice President of Paragon Technology Corporation, a network company providing software and consulting services to the financial, insurance and retail industries. From March 1992 through April 1996, Mr. Baum was Director of Network Systems Products for U.S. Robotics, a leading manufacturer of network and Internet connectivity products. Mr. Baum received a Bachelor of Science degree in Computer Engineer from the University of Illinois.

    Mr. Richards has served as Vice President and Creative Director since July 1996. From November 1994 to July 1996, Mr. Richards was Vice President of User Interface Design and Creative Director for SoftAd, a firm specializing in the design and implementation of sales force automation and integrated client-server-based Web sites. From January 1993 to July 1994, Mr. Richards was Executive Creative Director and Vice President of TestDrive. Mr. Richards received a Bachelor of Arts degree in Creative Writing from San Francisco State University.

    All members of the Board of Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors, or until death, resignation, or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

    As permitted by the General Corporation Law of California (the "Corporations Code"), the Company's Articles of Incorporation eliminate, to the fullest extent permitted under California law, the personal liability of a director to the Company for monetary damages in an action brought by or in the right of the Company for breach of a director's duties to the Company and its shareholders. Under current California law, liability is not eliminated for (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) acts or omissions that a director believed to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director; (iii) any transaction from which a director derived an improper personal benefit; (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders; (v) acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders; (vi) contracts or other transactions between corporations and directors having interrelated directors in violation of Section 310 of the Corporations Code; and
(vii) distributions, loans or guarantees made in violation of Section 316 of the Corporations Code. In addition, the Company's Articles of Incorporation and bylaws provide for indemnification, to the fullest extent permitted under the Corporations Code, of directors, officers and agents of the Company and persons who serve at the request of the Company as a director, officer, employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise.

    The Company has also entered into indemnification agreements with its directors and executive officers, as permitted under the bylaws. The indemnification agreements provide that the directors and executive officers will be indemnified to the fullest extent permitted by applicable law against all expenses (including attorneys' fees), judgments, fines and amounts reasonably paid or incurred by them for settlement in any threatened, pending or completed action, suit or proceeding, including any derivative action, on account of their services as a director or executive officer of the Company or of any subsidiary of the Company or of any other company or enterprise in which they are serving at the request of the Company. No indemnification will be provided under the indemnification agreements, however, to any director or executive officer in certain limited circumstances, including on account of knowingly fraudulent, deliberately dishonest or willful misconduct. To the extent the provisions of the indemnification agreements exceed the indemnification permitted by applicable law, such provisions may be unenforceable or may be limited to the extent they are found by a court of competent jurisdiction to be contrary to public policy. In addition, in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act"), is against public policy and, therefore, unenforceable. Accordingly, these indemnification provisions may not limit the liability of directors and executive officers under the Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a class of the Company's equity securities registered under the Exchange Act, to file with the Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of this information, including written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 1998, each of the Company's executive officers, directors and holders of ten percent or more of the Company's Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act, except as follows:
Mr. Robert Leff, a director, inadvertently failed to list one warrant on his Form 3, which disclosure was subsequently made on Form 5.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid during the Company's fiscal year ended December 31, 1998 to the Company's Chief Executive Officer and to each other executive officer who received salary and bonus in excess of $100,000 in 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION       LONG TERM
                                                                                        COMPENSATION
                                                                --------------------  -----------------    ALL OTHER
                                                                 SALARY      BONUS     AWARDS OPTIONS/   COMPENSATION
NAME AND PRINCIPAL POSITION                            YEAR       ($$)       ($$)         SAR'S(#)           ($$)
---------------------------------------------------  ---------  ---------  ---------  -----------------  -------------
Nathan M. Schulhof ................................       1998    170,500     75,000         20,850               --
  Chief Executive Officer and President                   1997    157,500         --             --               --
                                                          1996    121,950     50,000         20,850               --

Grant Jasmin ......................................       1998    140,000     37,500         20,850          172,000*
  Executive Vice President, Chief Operating Officer       1997    108,000         --             --               --
  and Vice President, Finance                             1996     74,200     50,000         20,850               --

Theodore Richards .................................       1998    114,500     31,000             --               --
  Vice President and Creative Director                    1997     99,500      4,000             --               --
                                                          1996     46,000         --         26,062               --

------------------------

*Represents payroll accrued during earlier periods which was paid during 1998.

    DIRECTORS' COMPENSATION

    Directors receive no fees, other than reimbursement of travel expenses, for attendance at meetings of the Board of Directors. Each director (including employee directors) receives a one-time grant of warrants to purchase 26,062 shares of Common Stock at a price equal to the fair market value on the date of grant, which vest over a two year period.

EMPLOYMENT AGREEMENTS

    The Company presently has no formal employment agreements with any of the Named Executive Officers.

STOCK OPTION GRANTS AND EXERCISES

    The Company has adopted a 1996 Stock Option Plan (the "1996 Plan"), authorizing the grant of up to 364,869 options. The 1996 Plan was adopted to promote and advance the interests of the Company and its shareholders by (i) enabling the Company to attract, retain and reward managerial and other key employees, non-employees and directors and (ii) strengthening the mutuality of interests between participants in the 1996 Plan and the shareholders of the Company in its long-term growth, profitability and financial success by offering stock options.

    No options under the 1996 Plan were exercised by any of the Named Executive Officers during the year ended December 31, 1998. Mr. Schulhof and Mr. Jasmin were each granted options under the 1996 Plan to purchase 20,850 shares during the year ended December 31, 1998.

    The following table sets forth information regarding exercises of stock options and other related information as of the year ended December 31, 1998 by the executive officers named in the Summary Compensation Table:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE

                                                                        NUMBER OF UNEXERCISED         VALUE OF IN-THE-MONEY
                                                                           OPTIONS/SAR'S AT              OPTIONS/SAR'S AT
                                                                           FISCAL YEAR-END               FISCAL YEAR-END
                                    SHARES ACQUIRED       VALUE      ----------------------------  ----------------------------
NAME                                  ON EXERCISE       REALIZED     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------  -----------------  -------------  -----------  ---------------  ------------  --------------
Nathan M. Schulhof...............              0        $       0        13,031          7,819        57,010(1)      34,208(1)
                                                                         20,850              0       106,648(2)           0(2)

Grant Jasmin.....................              0        $       0        13,031          7,819        57,010(1)      34,208(1)
                                                                         20,850              0       106,648(2)           0(2)

Theodore Richards................              0        $       0        21,718          4,344       111,305(2)      22,220(2)

------------------------

(1) Calculated as the difference between the fair market value of the Common Stock at December 31, 1998 of $10 7/8 and the option exercise price of $6.50 per share.

(2) Calculated as the difference between the fair market value of the Common Stock at December 31, 1998 of $10 7/8 and the option exercise price of $5.76 per share.

ITEM 11.  SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 1999 with respect to the shares of Common Stock beneficially owned by (i) persons known by the Company to own more than five percent of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the executive officers named in the Summary Compensation Table (see "Executive Compensation") and (iv) all directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals.

                                                                                       NUMBER OF SHARES
NAME & ADDRESS OF DIRECTORS                                                              BENEFICIALLY
& 5% SHAREHOLDERS(2)                                                                       OWNED(1)          PERCENT
-----------------------------------------------------------------------------------  --------------------  -----------
Nathan M. Schulhof.................................................................        314,917(3)             6.4%
Grant Jasmin.......................................................................        201,574(3)             4.1%
Robert S. Leff.....................................................................         46,738(4)           *
Theodore Richards..................................................................         24,324(5)           *
Lee M. Gammill.....................................................................         16,289(6)           *
Muninderpal Rehki..................................................................         35,031(7)           *
Marvin M. Reiss....................................................................         70,518(8)             1.4%
All Executive Officers and Directors as a group (7 persons)........................        647,968(9)            11.8%

------------------------

*   Less than 1%.

(1) Beneficial ownership of shares by directors, officers and 5% or more shareholders includes both outstanding Common Stock and shares issuable upon exercise of warrants or options that are currently exercisable or will be exercisable within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) The address of Messrs. Schulhof, Jasmin, Leff, Richards, Gammill, Rehki and Reiss is c/o audiohighway.com, 20600 Mariani Avenue, Cupertino, California 95014.

(3) Includes 66,459 shares of Common Stock issuable upon exercise of outstanding warrants and options exercisable within 60 days of March 31, 1999.

(4) Includes 29,971 shares of Common Stock issuable upon exercise of outstanding warrants exercisable within 60 days of March 31, 1999.

(5) Includes 21,718 shares of Common Stock issuable upon exercise of outstanding warrants exercisable within 60 days of March 31, 1999.

(6) Includes 16,289 shares of Common Stock issuable upon exercise of outstanding warrants exercisable within 60 days of March 31, 1999.

(7) Includes 13,031 shares of Common Stock issuable upon exercise of outstanding warrants exercisable within 60 days of March 31, 1999.

(8) Includes (i) 24,577 shares of Common Stock issuable upon exercise of outstanding warrants exercisable within 60 days of March 31, 1999, (ii) 18,061 shares of Common Stock issuable upon conversion of currently convertible outstanding convertible promissory notes, (iii) 11,808 shares of Common Stock issuable upon conversion of currently convertible outstanding convertible promissory notes held by Susan L. Reiss, Mr. Reiss' spouse, and
    (iv) 6,950 shares of Common Stock issuable upon exercise of outstanding warrants exercisable within 60 days of March 31, 1999 held by Mrs. Reiss.

(9) Includes 275,322 shares of Common Stock issuable upon exercise of outstanding convertible promissory notes, warrants and options convertible or exercisable, as the case may be, within 60 days of March 31, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From October 1996 through June 1998, Marvin M. Reiss, a director of the Company since October 1998, together with his wife, has invested in the Company from time to time by purchasing Common Stock and by participating in certain of the Company's convertible promissory note offerings. During the two year period ended December 31, 1998, Mr. Reiss invested a total of $350,000. For his various investments, he received 10% convertible notes and warrants to purchase an aggregate of 23,589 shares of the Company's Common Stock. The warrants are exercisable at exercise prices ranging from $4.88 to $7.67.

    Mr. Reiss is the Chairman of the Board, Chief Executive Officer and a principal shareholder of The Rebot Corporation, a record company that produces, manufactures and distributes recorded music under various labels, including Arabesque Recordings. In October 1998, the Company signed a sponsorship agreement with Arabesque Recordings under the terms of which Arabesque became the first sponsor of the Music Channel on the Company's Web site and, as such, currently receives the premiere advertising position on the opening Web page of the Music Channel. The Company also delivers Arabesque audio commercials in connection with downloaded or streamed audio-based music content, for which Arabesque receives a royalty. The Company cannot determine at this time the financial value of this advertising relationship either to Arabesque or the Company.

    The Company has adopted a policy with respect to future related party transactions. Pursuant to that policy, any future transactions with officers, directors or affiliates of the Company will be approved or ratified by a majority of independent, outside members of the Board of Directors who do not have an interest in the transactions, and such transactions will be no less favorable to the Company than those that can be obtained from unaffiliated third parties. At all times, the Company expects to maintain at least two independent directors on its Board.

    During 1998, the Company incurred $265,221 in expenses to TDP, Inc., for software consulting and systems development expenses. Mr. Rehki, a member of the Board of Directors of the Company, is the President of TDP, Inc. As of December 31, 1998, $141,626 of this amount was unpaid.

    On February 23, 1999, the Company made an unsecured loan to Mr. Rehki in the amount of $107,250 bearing interest at the rate of 10% per annum due February 23, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

 3.1.1(1)  Articles of Incorporation of the Registrant

 3.1.2(1)  Certificate of Amendment of Articles of Incorporation of the Registrant

 3.1.3(2)  Certificate of Amendment of Articles of Incorporation of the Registrant

 3.1.4(2)  Certificate of Amendment of Articles of Incorporation of the Registrant

   3.2(1)  Bylaws of the Registrant

   4.1(2)  Specimen Common Stock Certificate

   4.2(1)  Form of Warrant Agreement between the Registrant and U.S. Stock Transfer
           Corporation, as Warrant Agent

   4.3(1)  Form of Representative's Warrants

  10.1(1)  Office Building Lease dated June 15, 1995 between Information Highway
           Media Corporation (audiohighway.com) and Eldon Hoffman for premises located at 20600 Mariana Ave., Cupertino, California

  10.2(1)  Standard Sublease dated September 16, 1997 between Audio Highway Media
           (audiohighway.com) and Packeteer, Inc. for premises located at 10495
           DeAnza Boulevard, Cupertino, California

  10.3(1) High Speed Services agreement dated April 3, 1998 between Audio Highway and UUNET Technologies, Inc.

  10.4(1)  Edge Information Systems Mission Critical Tricord Maintenance Agreement
           dated March 28, 1997 between Audio Highway and Edge Information Systems,
           Inc.

  10.5(1)  Settlement Agreement and Mutual Release dated April 24, 1998 between
           Tricord Systems, Inc. and Audio Highway

  10.6(1)  Mobile Audio Delivery Agreement dated July 13, 1998 between Sycom
           Technologies, Inc. and Audio Highway

  10.7(3)  1996 Stock Option Plan(4)

  27.1(5)  Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Registrant's original filing of the Registration Statement on Form SB-2, filed July 24, 1998.

(2) Filed as an exhibit to the Registrant's Pre-effective Amendment No. 2 to the Registration Statement on Form SB-2, filed December 11, 1998.

(3) Filed as an exhibit to the Registrant's Pre-effective Amendment No. 1 to the Registration Statement on Form SB-2, filed November 23, 1998.

(4) Denotes a management contract or compensatory plan or arrangement.

(5) Filed herewith.

    (b) There were no reports on Form 8-K filed by the Registrant during the last quarter covered by this Report.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1999           audiohighway.com

                                By:            /s/ NATHAN M. SCHULHOF
                                     -----------------------------------------
                                                 Nathan M. Schulhof
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nathan M. Schulhof and Grant Jasmin and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                President, Chief Executive
    /s/ NATHAN M. SCHULHOF        Officer and Director
------------------------------    (Principal Executive        April 15, 1999
      Nathan M. Schulhof          Officer)

      /s/ GREGORY SUTYAK        Chief Financial Officer
------------------------------    (Principal Accounting       April 15, 1999
        Gregory Sutyak            and Financial Officer)

       /s/ GRANT JASMIN         Chief Operating Officer,
------------------------------    Vice President, Finance     April 15, 1999
         Grant Jasmin             and Director

      /s/ ROBERT S. LEFF
------------------------------  Director                      April 15, 1999
        Robert S. Leff

      /s/ LEE M. GAMMILL
------------------------------  Director                      April 15, 1999
        Lee M. Gammill

    /s/ MUNINDERPAL REHKI
------------------------------  Director                      April 15, 1999
      Muninderpal Rehki

     /s/ MARVIN M. REISS
------------------------------  Director                      April 15, 1999
       Marvin M. Reiss

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                            DESCRIPTION OF EXHIBIT
----------  ------------------------------------------------------------------------------------------------------
  3.1.1(1)  Articles of Incorporation of the Registrant

  3.1.2(1)  Certificate of Amendment of Articles of Incorporation of the Registrant

  3.1.3(2)  Certificate of Amendment of Articles of Incorporation of the Registrant

  3.1.4(2)  Certificate of Amendment of Articles of Incorporation of the Registrant

   3.2(1)   Bylaws of the Registrant

   4.1(2)   Specimen Common Stock Certificate

   4.2(1)   Form of Warrant Agreement between the Registrant and U.S. Stock Transfer Corporation, as Warrant Agent

   4.3(1)   Form of Representative's Warrants

  10.1(1)   Office Building Lease dated June 15, 1995 between Information Highway Media Corporation
            (audiohighway.com) and Eldon Hoffman for premises located at 20600 Mariana Ave., Cupertino, California

  10.2(1)   Standard Sublease dated September 16, 1997 between Audio Highway Media (audiohighway.com) and
            Packeteer, Inc. for premises located at 10495 DeAnza Boulevard, Cupertino, California

  10.3(1)   High Speed Services agreement dated April 3, 1998 between Audio Highway and UUNET Technologies, Inc.

  10.4(1)   Edge Information Systems Mission Critical Tricord Maintenance Agreement dated March 28, 1997 between
            Audio Highway and Edge Information Systems, Inc.

  10.5(1)   Settlement Agreement and Mutual Release dated April 24, 1998 between Tricord Systems, Inc. and Audio
            Highway

  10.6(1)   Mobile Audio Delivery Agreement dated July 13, 1998 between Sycom Technologies, Inc. and Audio Highway

  10.7(3)   1996 Stock Option Plan(4)

  27.1(5)   Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Registrant's original filing of the Registration Statement on Form SB-2, filed July 24, 1998.

(2) Filed as an exhibit to the Registrant's Pre-effective Amendment No. 2 to the Registration Statement on Form SB-2, filed December 11, 1998.

(3) Filed as an exhibit to the Registrant's Pre-effective Amendment No. 1 to the Registration Statement on Form SB-2, filed November 23, 1998.

(4) Denotes a management contract or compensatory plan or arrangement.

(5) Filed herewith.