Form 10QSB
period 1999-03-31
AUDIO HIGHWAY-COM
filed 1999-05-17
CIK 1030108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

  /X/    Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

  / /    Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from to

                         COMMISSION FILE NUMBER 1-14697

                            ------------------------

                                AUDIOHIGHWAY.COM

       (Exact Name of small business issuer as Specified in its Charter)

                 CALIFORNIA
      (State or other jurisdiction of                  77-0377306
       incorporation or organization)       (IRS Employer Identification No.)

             20600 MARIANI AVE.
               CUPERTINO, CA                              95014
  (Address of principal executive offices)             (Zip Code)

                                 (408) 255-5301

              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes _X_                No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

            CLASS                  OUTSTANDING AT MARCH 31, 1999
------------------------------    -------------------------------
Shares of Common Stock, no par
            value                            4,835,191

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                AUDIOHIGHWAY.COM

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents...........................................................   $  21,422    $   13,007
  Accounts receivable.................................................................         243            80
  Other assets........................................................................         155            47
                                                                                        -----------  ------------
    Total current assets..............................................................      21,820        13,134

Property and equipment, net...........................................................         485           333
Other assets, net.....................................................................         875             0
                                                                                        -----------  ------------
                                                                                         $  23,180    $   13,467
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long term debt................................................   $   1,072    $      952
  Accounts payable....................................................................       1,021         1,128
  Accrued expenses and other current liabilities......................................         342           204
                                                                                        -----------  ------------
    Total current liabilities.........................................................       2,435         2,284

Long term debt........................................................................         153           376

Stockholders' equity
  Preferred Stock, no par value; 5,000,000 shares authorized; none outstanding........           0             0
  Common Stock, no par value; 50,000,000 shares authorized; 5,372,000 shares outstanding at March 31, 1999 and 4,103,000 shares outstanding at December 31,
    1998..............................................................................      31,171        19,130
  Additional paid-in capital..........................................................       4,194         4,194
  Accumulated deficit.................................................................     (14,773)      (12,517)
                                                                                        -----------  ------------
    Total stockholders' equity........................................................      20,592        10,807
                                                                                        -----------  ------------
                                                                                         $  23,180    $   13,467
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                  See notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM

                       CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                            MARCH 31, 1999       MARCH 31, 1998
                                                                          -------------------  -------------------
                                                                              (UNAUDITED)          (UNAUDITED)
Net revenues............................................................       $     165            $      42
Costs and expenses:
  Operating and development.............................................             698                  207
  Sales and marketing...................................................             942                  338
  General and administrative............................................             361                   61
                                                                                 -------               ------
    Total cost and expenses.............................................           2,001                  606
Loss from operations....................................................          (1,836)                (564)
Other income (expenses):
  Interest expense......................................................            (418)                (136)
  Other.................................................................              (2)                   0
                                                                                 -------               ------
    Net loss............................................................       $  (2,256)           $    (700)
                                                                                 -------               ------
                                                                                 -------               ------
Basic and diluted net loss per share....................................       $   (0.49)           $   (0.70)
Shares used in computing basic and diluted net loss per share...........           4,627                1,004

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                            MARCH 31, 1999        MARCH 31, 1998
                                                                          -------------------  ---------------------
                                                                              (UNAUDITED)           (UNAUDITED)
Net cash used in operating activities...................................      $    (1,769)           $    (385)
                                                                                 --------                -----
Cash flows from investing activities:
  Acquisition of property and equipment.................................             (166)                 (14)
  Acquisition of business...............................................             (200)                   0
                                                                                 --------                -----
    Net cash used in investing activities...............................             (366)                 (14)

Cash flows from financing activities:
  Proceeds from (repayment of) long term debt...........................           (1,491)                 419
  Proceeds from issuance of common stock................................           12,041                    0
                                                                                 --------                -----
    Net cash provided by financing activities...........................           10,550                  419
                                                                                 --------                -----
      Net change in cash and cash equivalents...........................            8,415                   20
Cash and cash equivalents at beginning of period........................           13,007                    5
                                                                                 --------                -----
Cash and cash equivalents at end of period..............................      $    21,422            $      25
                                                                                 --------                -----
                                                                                 --------                -----

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION

    audiohighway.com (the "Company") is a global Internet media company that offers a library of pre-recorded audio content via the World Wide Web (the "Web"). The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2--ACQUISITION OF MASS MUSIC

    Effective January 1, 1999, the Company completed the acquisition of substantially all the assets of Mass Music, Inc., which markets and sells music products through its Internet site. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for Mass Music have been included with those of the Company for periods subsequent to the date of acquisition. The total purchase price of the acquisition was $1,000,000, $200,000 in cash and a payable in the amount of $800,000. In April 1999, the Company converted the payable into 36,478 shares of the Company's Common Stock. The purchase price was allocated to the assets acquired based on their estimated fair values as follows:

Customer lists..................................................  $ 873,516
Software operating systems......................................    102,000
Other...........................................................     24,484
                                                                  ---------
                                                                  $1,000,000
                                                                  ---------
                                                                  ---------

    Customer lists and other intangible assets will be amortized on a straight line basis over a period of two years. Amortization expense for the quarter ended March 31, 1999 was $125,000.

NOTE 3--EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is based on the weighted average number of common and equivalent shares outstanding during the period. Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method and convertible debt using the if-converted method. Equivalent shares are excluded from the diluted earnings per share calculation in loss periods.

NOTE 4--REDEMPTION OF COMMON STOCK PURCHASE WARRANTS

    In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants issued as part of the Company's December 1998 IPO were satisfied and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $315,000 to holders of Warrants who chose not to redeem during the 30-day redemption period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for two three month periods ended March 31, 1999 and 1998. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they (1) discuss our expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Business Risks," later in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

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

    During the period from the Company's inception in June 1994 until November 1997, the Company had no revenues and its operating activities related primarily to the research and development efforts and initial planning and development of the Company's Web site and operations. During 1997, the Company generated minimal revenues from Web-based advertising, and the Company's operating activities related to the continued development of its proprietary software, building market awareness and the launch and continued enhancement of its Web site. Throughout the Company's existence, it has expended significant resources in the research and development of its technology and the aggregation of content by obtaining Internet broadcasting rights to audio programming.

    The Company's revenues are derived principally from electronic commerce ("e-commerce"), the sale of audio commercials included in its downloaded or streamed audio programming, channel sponsorships and banner advertisements, all on short-term contracts. Advertising revenues are recognized in the period in which the advertisement is delivered, provided that collection of the resulting receivable is probable. For each hour of downloaded content, the Company can distribute up to six minutes of audio commercials. The audio selections, which include audio advertisements, are free of charge to the user. In the first quarter of 1999, the Company began generating revenues from e-commerce.

    During the first quarter of 1999, the Company acquired substantially all of the assets of Mass Music, Inc., a company engaged in the sale of music CD's and videos through the Web site located at massmusic.com. During the first quarter, the Company also launched "audioshop," the e-commerce portion of the audiohighway.com Web site. Nearly all of the Company's e-commerce revenue during the first quarter of 1999 came from audioshop and sales at massmusic.com.

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

    The amount of revenue that the Company can generate is directly related to a number of factors, including the volume of advertisers, the rates charged for the various types of advertising, the number of users who visit the Company's Web site and the amount of audio content downloaded or streamed. To date, the Company has generated a minimal amount of advertising revenue, in part due to excess advertisement "inventory" resulting from the fact the Company has attracted more customers than advertisements to match with its audio content. The Company expects to use a significant portion its assets to expand sales and marketing and thereby expects to rapidly expand its advertising inventory. There is no assurance, however, that the Company will successfully increase revenues or achieve profitability.

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

    The Company has incurred significant losses since its inception. As of March 31, 1999, the Company had an accumulated deficit of approximately $14,773,000 and is continuing to operate at a loss. The Company believes that its success will depend largely on its ability to attract users to its Web site, expand e-commerce activity, obtain advertising contracts and secure additional audio content of interest to users. Accordingly, the Company intends to invest heavily in sales and marketing, content acquisition and continued research and development efforts.

    In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its revenues and operating results, including its gross profit margin and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

PLAN OF OPERATIONS

    The Company intends to use the net proceeds of its December 1998 IPO to expand and improve its AudioCast System. The Company expects expenditures to increase very substantially across all expense categories as it seeks to increase its advertising inventory, expand its digital audio content library and upgrade its Web site. The Company expects the most significant expense increases will occur in sales and marketing and research and development.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH
     31, 1998

    Net revenues were $165,000 for the three months ended March 31, 1999, an increase of 293% compared to $42,000 for the same period in 1998. The Company launched its Web site in November 1997. Revenues generated in the first quarter of 1998 were primarily from advertising sales. Revenues in the first quarter of 1999 were attributed to increased advertising sales and e-commerce, including revenues generated by the acquisition of Mass Music, Inc.

    Operating and development expenses were $698,000 for the three months ended March 31, 1999, up 237% from $207,000 for the same period in 1998. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web site, use of consulting engineers and amortization of certain of the assets acquired from Mass Music, Inc. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Selling and marketing expenses were $942,000 for the three months ended March 31, 1999, up 178% from $338,000 for the same period in 1998. This increase is primarily attributable to the increased payroll expenses associated with additional sales and marketing staff, as well as increased expenses for public relations, investor relations and advertising. The Company expects selling and marketing expenses to continue to increase substantially in future periods as the Company promotes its Web site.

    General and administrative expenses ("G&A") were $361,000 for the three months ended March 31, 1999, up 492% compared to G&A expenses of $61,000 for the same period in 1998. This increase was primarily the result of increased costs in accounting fees, legal fees and expenses incurred in connection with transactions and public company compliance.

    The operating loss was $1,836,000 for the three months ended March 31, 1999 compared to an operating loss for the same period in 1998 of $564,000, an increase of approximately 225%. As noted above, the increased loss was primarily the result of increased expenditures.

    Interest expense increased approximately 207% to $418,000 during the three months ended March 31, 1999 from $136,000 in the same period in 1998. This was primarily the result of amortizing the fair value attributed to warrants issued in connection with outstanding debt over the life of the related debt. The net carrying value of outstanding debt at March 31, 1999 was $1,225,000 compared to $1,328,000 on December 31, 1998.

    As a result of the factors described above, for the three months ended March 31, 1999, the Company incurred a net loss of $2,256,000 compared to a net loss of $700,000 for the same period in 1998.

    The Company has no current tax liability and management has determined that the realization of its deferred tax assets is not probable. As such, the Company has provided a full valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception almost entirely from the sale of equity and debt securities, supplemented with a bank line of credit. In December 1998, it completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $315,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. As of March 31, 1999, the Company had cash and cash equivalents of $21,422,000 and working capital of $19,385,000. The Company currently is financing its daily operations primarily through the application of the net proceeds from the IPO and its subsequent warrant call.

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

    The Company believes that its current financial resources will be sufficient to fund its operations for at least the next 12 months and that, during that period, it will not be necessary for the Company to raise additional funds to meet the expenditures required for operating its business. However, there can be no assurance that presently unforeseen events may result in the Company determining to raise additional funds.

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

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 1998, the Company fully provided against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 1998, the Company had approximately $10,603,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2009. Additionally, the Company has approximately $5,301,000 of California net operating loss carryforwards for tax reporting purposes which will expire beginning in 1999.

    The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes have occurred or could occur in the future. The sale of the Units sold in the Company's December 1998 IPO constituted such a change in ownership and utilization of the Company's net operating loss carryforwards may be limited.

YEAR 2000 COMPLIANCE

    There are issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has evaluated its current systems, purchased necessary upgrades and believes that its current hardware and software is Year 2000 compliant. Similarly, the Company believes that the products and services it offers to its customers are not affected by the Year 2000 problem. The Company has evaluated the potential impact on it of a Year 2000 problem on the part of its important third party vendors and has found none. The Company plans to continue to evaluate its systems and those of its important vendors in an effort to minimize the effects of a Year 2000 problem. The Company does not anticipate that the Year 2000 problem will have a material impact on its business or operations.

BUSINESS RISKS

    The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this report on Form 10-QSB and in other public disclosures of the Company.

    HISTORY OF LOSSES AND ANTICIPATION OF FUTURE LOSSES. The Company was incorporated in June 1994 to deliver free, personalized audio via the Internet and was in the development stage until the fourth quarter of 1997. The Company first recognized revenues in November 1997 and has recorded net losses each year since its inception. At March 31, 1999 the Company had an accumulated a deficit of approximately $14,773,000. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, electronic commerce ("e-commerce") and advertising. To achieve and sustain profitability, the Company must, among other things, (i) provide diverse content of interest to Internet users, (ii) effectively develop new and maintain existing relationships with advertisers, advertising agencies and content providers, (iii) continue to develop and upgrade its technology and network infrastructure; (iv) respond to competitive developments, (v) successfully introduce enhancements to its existing products and services to address new technology standards and developments on the Internet, and (vi) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of desirable content. There can be no assurance that the Company will be successful in addressing these risks and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there is no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

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

    DEPENDENCE ON CONTENT PROVIDERS; LICENSE FEES PAYABLE TO CONTENT
PROVIDERS. The Company's future success depends in large part upon its ability to obtain rights to and deliver content of sufficient interest to end users over the Internet. The Company does not create its own content. Rather, the Company relies on third party content providers, such as book publishers, news and financial information services and music publishers for the content it makes available to its subscribers. The Company's ability to maintain its existing relationships with such content providers and to build new relationships with additional content providers is critical to the success of its business. Although many of the Company's agreements with third party content providers are for an initial term of one year, with automatic renewal unless cancelled, the content providers may choose to terminate such agreements prior to the expiration of their terms. The Company's inability to secure licenses from content providers or the termination of a significant number of content provider agreements would decrease the availability of content that the Company can offer users. This may result in decreased traffic on the Company's Web site and, as a result, decreased advertising revenue, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    COMPETITION. The market for e-commerce, information services and entertainment on the Internet and otherwise is highly competitive, and the Company expects that competition will continue to intensify. The Company competes with (i) other Web sites and Internet broadcasters to acquire and provide content to attract users, (ii) online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets (iii) local radio and television stations and national radio and television networks for sales of advertising spots and (iv) other e-commerce enabled Web sites for on-line customers. There is no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those described below, will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

    DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET. Rapid growth in use of and interest in the Internet is a recent phenomenon and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the Company's business. Because global commerce and on-line exchange of information on the Internet is new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. Future revenues of the Company will depend largely on the widespread acceptance and use of the Internet as a source of multimedia information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be accepted as a viable commercial medium for broadcasting multimedia content, if at all, for a number of reasons, including (i) potentially inadequate development of the necessary infrastructure, (ii) inadequate development of enabling technologies,
(iii) lack of acceptance of the Internet as a medium for distributing content and (iv) inadequate commercial support for Web-based advertising. To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it, specifically the demands of delivering high-quality video content. Furthermore, user experiences on the Internet are affected by access speed. The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in unacceptable response times and could adversely affect use of the Internet generally and of the Company's Web site in particular. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support the growth that may occur, the Company's business, results of operations and financial condition could be materially adversely affected.

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

    POTENTIAL LIABILITY FOR INTERNET CONTENT. As a distributor of Internet content, the Company faces potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials that it makes available to Internet users. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, the Company could be exposed to liability with respect to the content or unauthorized duplication or broadcast of content. Although the Company maintains general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. In addition, although the Company generally requires its content providers to indemnify the Company for such liability, such indemnification may be inadequate. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on the Company's business, results of operations and financial condition.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In December 1998, the Company completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in additional gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $315,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. Through March 31, 1999, approximately $1,733,000 of the proceeds have been used in sales and administration and approximately $469,000 have been used in research and development. The Company has also used approximately $1,419,000 of the net proceeds to repay debt, approximately $166,000 to acquire capital assets and $200,000 to acquire Mass Music, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits

        27.1 Financial Data Schedule (March 31, 1999)

        27.2 Financial Data Schedule (March 31, 1998)

    b.  Reports on Form 8-K during the quarter ended March 31, 1999

    During the period covered by this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Audiohighway.com

Date: May 17, 1999                            By:                  /s/ NATHAN M. SCHULHOF
                                                         -----------------------------------------
                                                                     Nathan M. Schulhof
                                                                  CHIEF EXECUTIVE OFFICER

                                              By:                     /s/ GREG SUTYAK
                                                         -----------------------------------------
                                                                        Greg Sutyak
                                                                  CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

  EXHIBIT
    NO.      DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule (March 31, 1999)
      27.2   Financial Data Schedule (March 31, 1998)