Form 10QSB
period 1999-06-30
AUDIO HIGHWAY-COM
filed 1999-08-13
CIK 1030108

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

  /X/    Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       or

  / /    Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from to

                         Commission file number 1-14697

                            ------------------------

                                AUDIOHIGHWAY.COM

       (Exact Name of small business issuer as Specified in its Charter)

                 California                            77-0377306
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

             20600 Mariani Ave.                           95014
               Cupertino, CA                           (Zip Code)
  (Address of principal executive offices)

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

                     Outstanding
                         at
      Class         June 30, 1999
------------------  -------------
Shares of Common      5,565,641
Stock, no par
value

Part I--Financial Information

Item 1: Financial Statements

                                AUDIOHIGHWAY.COM

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           JUNE 30,   DECEMBER 31,
                                         ASSETS                                              1999         1998
----------------------------------------------------------------------------------------  ----------  ------------
                                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents.............................................................  $   19,542   $   13,007
  Accounts receivable...................................................................         248           80
  Other assets..........................................................................         668           47
                                                                                          ----------  ------------
    Total current assets................................................................      20,458       13,134
Property and equipment, net.............................................................         583          333
Other assets, net.......................................................................         750            0
                                                                                          ----------  ------------
                                                                                          $   21,791   $   13,467
                                                                                          ----------  ------------
                                                                                          ----------  ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long term debt..................................................  $      262   $      952
  Accounts payable......................................................................         508        1,128
  Accrued expenses and other current liabilities........................................         445          204
                                                                                          ----------  ------------
    Total current liabilities...........................................................       1,215        2,284

Long term debt..........................................................................         241          376
Stockholders' equity:
  Preferred Stock, no par value; 5,000,000 shares authorized; none outstanding..........           0            0
  Common Stock, no par value; 50,000,000 shares authorized; 5,565,641 outstanding at
    June 30, 1999 and 4,103,643 at December 31, 1998....................................      32,641       19,130
  Additional paid-in capital............................................................       4,194        4,194
  Accumulated deficit...................................................................     (16,500)     (12,517)
                                                                                          ----------  ------------
    Total stockholders' equity..........................................................      20,335       10,807
                                                                                          ----------  ------------
                                                                                          $   21,791   $   13,467
                                                                                          ----------  ------------
                                                                                          ----------  ------------

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM

                       CONDENSED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        SIX MONTHS               THREE MONTHS
                                                                          ENDED                     ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                 ------------------------  ------------------------
                                                                     1999         1998         1999         1998
                                                                 -------------  ---------  -------------  ---------
                                                                       (UNAUDITED)               (UNAUDITED)
Net revenues...................................................  $         414  $      52  $         249  $      10
Costs and expenses:
  Operating and development....................................          1,444        439            746        232
  Sales and marketing..........................................          1,951        604          1,009        266
  General and administrative...................................            705        272            344        211
                                                                 -------------  ---------  -------------  ---------
    Total cost and expenses....................................          4,100      1,315          2,099        709
Loss from operations...........................................         (3,686)    (1,263)        (1,850)      (699)
Other income (expenses):
  Interest income (expense)....................................           (295)      (403)           123       (267)
  Other........................................................             (2)         0              0          0
                                                                 -------------  ---------  -------------  ---------
    Net loss...................................................  $      (3,983) $  (1,666) $      (1,727) $    (966)
                                                                 -------------  ---------  -------------  ---------
                                                                 -------------  ---------  -------------  ---------
Basic and diluted net loss per share...........................  $       (0.79) $   (1.67) $       (0.32) $   (0.97)
Shares used in computing basic and diluted net loss per
  share........................................................          5,053      1,001          5,474        999

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM

                       CONDENSED STATEMENTS OF CASH FLOWS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       SIX MONTHS     SIX MONTHS
                                                                                       ENDED JUNE     ENDED JUNE
                                                                                        30, 1999       30, 1998
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)    (UNAUDITED)
Net cash used in operating activities...............................................   $    (6,310)    $  (1,217)
                                                                                      -------------  -------------

Cash flows from investing activities:
  Acquisition of property and equipment.............................................          (331)          (27)
  Acquisition of business...........................................................          (200)            0
                                                                                      -------------  -------------
    Net cash used in investing activities...........................................          (531)           27

Cash flows from financing activities:
  Proceeds from (repayment of) long term debt.......................................          (135)        1,475
  Proceeds from issuance of common stock............................................        13,511             0
                                                                                      -------------  -------------
    Net cash provided by financing activities.......................................        13,376         1,475
                                                                                      -------------  -------------
      Net change in cash and cash equivalents.......................................         6,535           231
Cash and cash equivalents at beginning of period....................................        13,007             5
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................   $    19,542     $     236
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

    audiohighway.com (the "Company") is a global Internet media company that offers a library of pre-recorded audio content via the World Wide Web (the "Web"). The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Certain prior period balances have been reclassified to conform to current period presentation.

NOTE 2 -- ACQUISITION OF MASS MUSIC

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
                                                                  ---------
                                                                  $1,000,000
                                                                  ---------
                                                                  ---------

    Customer lists and other intangible assets will be amortized on a straight line basis over a period of two years. Amortization expense for the six and three months ended June 30, 1999 was $250,000, and $125,000, respectively.

NOTE 3 -- EARNINGS (LOSS) PER SHARE

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

NOTE 4 -- EXERCISE OF COMMON STOCK PURCHASE WARRANTS

    During the second quarter of 1999, certain of the Common Stock Purchase Warrants issued in connection with the Company's various rounds of debt financing prior to its December 1998 IPO were exercised by the holders thereof. As a result, a total of approximately 178,962 warrants were exercised during the three month period ended June 30, 1999, which resulted in gross proceeds to the Company of approximately $670,000. As of June 30, 1999, the Company had cash and cash equivalents of $19,542,000 and working capital of $19,243,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six month periods ended June 30, 1999 and 1998. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they (i) discuss management expectations about the Company's future performance; (ii) contain projections of the Company's future operating results or of the Company's future financial condition or; (iii) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Business Risks," later in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

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

    The Company's revenues are derived principally from electronic commerce ("e-commerce"), banner advertisements, channel sponsorships and the sale of audio commercials included in its downloaded or streamed audio programming, all on short-term contracts. Advertising revenues are recognized in the period in which the advertisement is delivered, provided that collection of the resulting receivable is probable. For each hour of downloaded content, the Company can distribute up to six minutes of audio commercials. The audio selections, which include audio advertisements, are free of charge to the user. In the first quarter of 1999, the Company began generating revenues from e-commerce.

    Effective as of the first quarter of 1999, the Company acquired substantially all of the assets of Mass Music, Inc., a company engaged in the sale of music CD's and videos through the Web site located at massmusic.com. During the first quarter, the Company also launched "audioshop," the e-commerce portion of the audiohighway.com Web site. Nearly all of the Company's e-commerce revenue during the first quarter of 1999 came from Audioshop and sales at massmusic.com.

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

    The amount of advertising revenue that the Company can generate is directly related to a number of factors, including the volume of advertisers, the rates charged for the various types of advertising, the number of users who visit the Company's Web site and the amount of audio content downloaded or streamed. To date, the Company has generated a minimal amount of advertising revenue, in part due to excess advertisement "inventory" resulting from the fact the Company has attracted more customers than advertisements to match with its audio content. The Company expects to use a significant portion its assets to expand sales and marketing and thereby expects to rapidly expand its advertising inventory. There is no assurance, however, that the Company will successfully increase revenues or achieve profitability.

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

    The Company has incurred significant losses since its inception. As of June 30, 1999, the Company had an accumulated deficit of approximately $16,500,000 and is continuing to operate at a loss. The Company believes that its success will depend largely on its ability to attract users to its Web site, expand e-commerce activity, obtain advertising contracts and secure additional audio content of interest to users. Accordingly, the Company intends to invest heavily in sales and marketing, content acquisition and continued research and development efforts.

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

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1998

    Net revenues were $414,000 for the six months ended June 30, 1999, as compared to $52,000 for the same period in 1998. Revenues generated in 1998 were primarily from advertising sales. Revenues for the first half of 1999 were attributed to increased revenue sharing opportunities, advertising sales on the Company's home page and e-commerce sales including revenues generated by the Audioshop and the Company's Mass Music web site.

    Operating and development expenses were $1,444,000 for the six months ended June 30, 1999, up 228% from $439,000 for the same period in 1998. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web site, use of consulting engineers, the cost of products distributed via e-commerce and amortization of certain of the assets acquired from Mass Music, Inc. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Selling and marketing expenses were $1,951,000 for the six months ended June 30, 1999, up 223% from $604,000 for the same period in 1998. This increase is primarily attributable to the increased payroll expenses associated with additional sales and marketing staff, as well as increased expenses for public relations, investor relations, and advertising and marketing expenses associated with promoting the Company's web sites. The Company expects selling and marketing expenses to continue to increase substantially in future periods as the Company promotes its Web site.

    General and administrative expenses ("G&A") were $705,000 for the six months ended June 30, 1999, up 159% compared to G&A expenses of $272,000 for the same period in 1998. This increase was primarily the result of increased staffing costs, accounting fees, legal fees and expenses incurred in connection with transactions and public company compliance.

    The operating loss was $3,686,000 for the six months ended June 30, 1999 compared to an operating loss for the same period in 1998 of $1,263,000, an increase of approximately 191%. As noted above, the increased loss was primarily the result of increased expenditures in the sales and marketing, and operating and development areas.

    Net interest expense decreased approximately 27% to $295,000 during the six months ended June 30, 1999 from $403,000 in the same period in 1998. This was primarily the result of retiring a substantial portion of the outstanding debt on the Company's books and interest earned on cash balances. The net carrying value of outstanding debt at June 30, 1999 was $503,000 compared to $1,328,000 on December 31, 1998.

    As a result of the factors described above, for the six months ended June 30, 1999, the Company incurred a net loss of $3,983,000 compared to a net loss of $1,666,000 for the same period in 1998.

    The Company has no current tax liability and management has determined that the realization of its deferred tax assets is not probable. As such, the Company has provided a full valuation allowance against its deferred tax assets.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

    Net revenues were $249,000 for the three months ended June 30, 1999, compared to $10,000 for the same period in 1998. Revenues generated in 1998 were primarily from advertising sales. Revenues in the second quarter of 1999 were attributed to increased advertising sales and e-commerce, including revenues generated by the Audioshop and the Company's Mass Music web site.

    Operating and development expenses were $746,000 for the three months ended June 30, 1999, up 221% from $232,000 for the same period in 1998. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web site, use of consulting engineers, the cost of products distributed via e-commerce and amortization of certain of the assets acquired from Mass Music, Inc. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Selling and marketing expenses were $1,009,000 for the three months ended June 30, 1999, up 279% from $266,000 for the same period in 1998. This increase is primarily attributable to the increased payroll expenses associated with additional sales and marketing staff, as well as increased expenses for public relations, investor relations and advertising. The Company expects selling and marketing expenses to continue to increase substantially in future periods as the Company promotes its Web site.

    General and administrative expenses ("G&A") were $344,000 for the three months ended June 30, 1999, up 63% compared to G&A expenses of $211,000 for the same period in 1998. This increase was primarily the result of increased costs in accounting fees, legal fees and expenses incurred in connection with transactions and public company compliance.

    The operating loss was $1,850,000 for the three months ended June 30, 1999 compared to an operating loss for the same period in 1998 of $699,000, an increase of approximately 164%. As noted above, the increased loss was primarily the result of increased expenditures.

    During the three months ended June 30, 1999, the Company had net interest income of $123,000 compared to an interest expense of $267,000 for the same period in 1998. This was primarily the result of amortizing the fair value attributed to warrants issued in connection with outstanding debt over the life of the related debt, retiring a substantial portion of that debt in the first half of 1999 and interest earned on cash balances. The net carrying value of outstanding debt at June 30, 1999 was $503,000 compared to $1,373,000 at June 30, 1998.

    As a result of the factors described above, for the three months ended June 30, 1999, the Company incurred a net loss of $1,727,000 compared to a net loss of $966,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception almost entirely from the sale of equity and debt securities, supplemented with a bank line of credit. In December 1998, it completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $315,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. During the second quarter of 1999, certain of the Common Stock Purchase Warrants issued in connection with the Company's various rounds of debt financing prior to its December 1998 IPO were exercised by the holders thereof. As a result, a total of approximately 178,962 warrants were exercised during the three month period ended June 30, 1999, which resulted in gross proceeds to the Company of approximately $670,000. As of June 30, 1999, the Company had cash and cash equivalents of $19,542,000 and working capital of $19,243,000. The Company currently is financing its daily operations primarily through the application of the net proceeds from the IPO and its subsequent warrant call.

    The Company has issued subordinated convertible promissory notes bearing interest at 8% to 10% and convertible into Common Stock at rates ranging from $3.00 to $14.39 per share, as well as other non-convertible debt at rates from 8% to 15%. During 1998, the Company converted $2,466,000 of debt and accrued interest of $264,000, including debt converted at the close of the Company's IPO, into 626,384 shares of Common Stock. The remaining debt is all due on or before the year 2000.

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

    The Company is unable to determine at this time whether these or other year 2000 failures will occur and will have a material impact on our business, results of operations, or financial condition. This inability is particularly due to the potential scope of the year 2000 problem and the inability to assure the readiness of external service providers, including utilities, government entities and other vendors. The Company has not developed, and has no current plans to develop in the near future, a contingency plan to deal with the effects of this worst case scenario.

BUSINESS RISKS

    The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this report on Form 10-QSB and in other public disclosures of the Company.

    HISTORY OF LOSSES AND ANTICIPATION OF FUTURE LOSSES. The Company was incorporated in June 1994 to deliver free, personalized audio via the Internet and was in the development stage until the fourth quarter of 1997. The Company first recognized revenues in November 1997 and has recorded net losses each year since its inception. At June 30, 1999 the Company had an accumulated a deficit of approximately $16,500,000. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, electronic commerce ("e-commerce") and advertising. To achieve and sustain profitability, the Company must, among other things, (i) provide diverse content of interest to Internet users, (ii) effectively develop new and maintain existing relationships with advertisers, advertising agencies and content providers, (iii) continue to develop and upgrade its technology and network infrastructure; (iv) respond to competitive developments, (v) successfully introduce enhancements to its existing products and services to address new technology standards and developments on the Internet, and (vi) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of desirable content. There can be no assurance that the Company will be successful in addressing these risks and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there is no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

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

    UNCERTAIN ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM. The market for Internet advertising has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's ability to generate advertising revenue will depend on, among other factors, (i) the continued development of the Internet as an advertising medium, (ii) pricing of advertising on other Web sites, (iii) the amount of traffic on the Company's Web site, (iv) the Company's ability to achieve and demonstrate user and member demographic characteristics that are attractive to advertisers, (v) the development and expansion of the Company's advertising sales force and (vi) the establishment and maintenance of desirable advertising sales agency relationships. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not historically devoted a significant portion of their advertising expenditures to Web-based advertising. There is no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate portions of their budgets to Web-based advertising or, if so persuaded, that they will find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to enable Web-based advertising to become a significant advertising medium. Acceptance of the Internet among advertisers and advertising agencies will also depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, the Company's business, results of operations and financial condition could be materially adversely affected.

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

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (a) Sales of Unregistered Securities

    In April 1999, audiohighway.com issued an aggregate of 36,478 shares of its unregistered Common Stock to Mass Music, Inc., which were shares issued upon conversion of a payable in the amount of $800,000 given to the Company in connection with the acquisition of substantially all of the assets of Mass Music, Inc. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933.

    Between April 1999 and June 1999, audiohighway.com issued an aggregate of 178,962 shares of its unregistered Common Stock to a total of 84 accredited investors, all of whom exercised previously-issued warrants to purchase Common Stock. The shares were issued at exercise prices ranging from $1.92 to $9.75, in accordance with the terms of the warrants, resulting in gross proceeds to the Company of approximately $670,465. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Such exemption was predicated on the fact that the sale was made to sophisticated, accredited investors who were purchasing for their own account and not with a view towards distribution of the securities acquired.

    (b) Use of Proceeds

    In December 1998, the Company completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in additional gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $315,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. Through June 30, 1999, approximately $3,983,000 of the proceeds had been used in financing the Company's operating activities, including approximately $1,951,000 used in sales and marketing and approximately $1,444,000 used in operating and development. The Company has also used approximately $1,858,000 to purchase assets (including approximately $250,000 to acquire capital assets and $200,000 to acquire Mass Music, Inc.) and reduce liabilities, including approximately $1,500,000 used to repay various debt instruments.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits

           10.8 Asset Purchase Agreement between the Registrant and Mass Music, Inc. dated as of
                  January 1, 1999

           27.1    Financial Data Schedule

       b.  Reports on Form 8-K during the quarter ended June 30, 1999

           During the period covered by this report, the Company did not file any reports on Form 8-K.

AUDIOHIGHWAY.COM

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AUDIOHIGHWAY.COM

                                By:            /s/ NATHAN M. SCHULHOF
                                     -----------------------------------------
                                                 Nathan M. Schulhof
DATE: AUGUST 13, 1999                         CHIEF EXECUTIVE OFFICER

                                By:               /s/ GREG SUTYAK
                                     -----------------------------------------
                                                    Greg Sutyak
                                              CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

    EXHIBIT
      NO.        DESCRIPTION
---------------  ------------------------------------------------------------------------------------------------
    10.8         Asset Purchase Agreement between the Registrant and Mass Music, Inc., dated as of January 1,
                 1999
    27.1         Financial Data Schedule