Form 10QSB
period 1999-09-30
AUDIO HIGHWAY-COM
filed 1999-11-15
CIK 1030108

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

   /X/     Quarterly Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or

   / /     Transition Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period from to

                         Commission file number 1-14697

                            ------------------------

                                AUDIOHIGHWAY.COM

       (Exact Name of small business issuer as Specified in its Charter)

                 California                                     77-0377306
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

    20300 Stevens Creek Blvd., Suite 100                           95014
                Cupertino, CA                                   (Zip Code)
  (Address of principal executive offices)

                                 (408) 861-4000
              (Registrant's telephone number, including area code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                               OUTSTANDING AT
          CLASS              SEPTEMBER 30, 1999
          -----              ------------------
Common Stock, no par value        5,693,984

Part I--Financial Information

Item 1: Financial Statements

                                AUDIOHIGHWAY.COM

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                           ASSETS                                 1999            1998
------------------------------------------------------------  -------------   ------------
                                                               (UNAUDITED)
Current assets:
Cash and cash equivalents...................................    $ 16,747        $ 13,007
  Accounts receivable.......................................         548              80
  Other assets..............................................         879              47
                                                                --------        --------
    Total current assets....................................      18,174          13,134
Property and equipment, net.................................         730             333
Other assets, net...........................................         625               0
                                                                --------        --------
                                                                $ 19,529        $ 13,467
                                                                ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------
Current liabilities:
  Current maturities of long term debt......................   $    592     $    952
  Accounts payable..........................................        721        1,128
  Accrued expenses and other current liabilities............        438          204
                                                               --------     --------
    Total current liabilities...............................      1,751        2,284
Long term debt..............................................          0          376
Stockholders' equity
  Preferred Stock, no par value; 5,000,000 shares
    authorized;
    none outstanding........................................          0            0
  Common Stock, no par value; 50,000,000 shares authorized;
    5,693,984 outstanding...................................     32,915       19,130
  Additional paid-in capital................................      4,194        4,194
  Accumulated deficit.......................................    (19,331)     (12,517)
                                                               --------     --------
    Total stockholders' equity..............................     17,778       10,807
                                                               --------     --------
                                                               $ 19,529     $ 13,467
                                                               ========     ========

                  See notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM

                       CONDENSED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        NINE MONTHS            THREE MONTHS
                                                           ENDED                   ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   ---------------------   ---------------------
                                                     1999        1998        1999        1998
                                                   ---------   ---------   ---------   ---------
                                                        (UNAUDITED)             (UNAUDITED)
Net revenues.....................................   $ 1,027     $    87     $   613     $    77
Costs and expenses:
  Operating and development......................     2,780         796       1,336         564
  Sales and marketing............................     3,635       1,040       1,684         774
  General and administrative.....................     1,275         491         570         280
                                                    -------     -------     -------     -------
    Total cost and expenses......................     7,690       2,327       3,590       1,618
Loss from operations.............................    (6,663)     (2,240)     (2,977)     (1,541)
Other income (expenses):
  Interest (expense) income, net.................      (149)     (1,095)        146        (828)
  Other..........................................        (2)          0           0           0
                                                    -------     -------     -------     -------
    Net loss.....................................   $(6,814)    $(3,335)    $(2,831)    $(2,369)
                                                    =======     =======     =======     =======
Basic and diluted net loss per share.............   $ (1.30)    $ (3.32)    $ (0.50)    $ (2.37)
Shares used in computing basic and diluted net
  loss per share.................................     5,247       1,006       5,629       1,001

                  See notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM

                       CONDENSED STATEMENTS OF CASH FLOWS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Net cash used in operating activities.......................  $(9,182)   $(2,111)
                                                              -------    -------

Cash flows from investing activities:
  Acquisition of property and equipment.....................     (528)       (46)
  Acquisition of business...................................     (200)         0
                                                              -------    -------
    Net cash used in investing activities...................     (728)       (46)

Cash flows from financing activities:
  Proceeds from (repayment of) long term debt...............     (135)     2,305
  Proceeds from issuance of common stock....................   13,785         18
                                                              -------    -------
    Net cash provided by financing activities...............   13,650      2,323
                                                              -------    -------
      Net change in cash and cash equivalents...............    3,740        166
Cash and cash equivalents at beginning of period............   13,007          5
                                                              -------    -------
Cash and cash equivalents at end of period..................  $16,747    $   171
                                                              =======    =======

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

    audiohighway.com (the "Company") is a global Internet media company that offers a library of audio content via the World Wide Web (the "Web"). The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Certain prior period balances have been reclassified to conform to current period presentation.

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

Customer lists..............................................  $  873,516
Software operating systems..................................     102,000
Other.......................................................      24,484
                                                              ----------
                                                              $1,000,000
                                                              ==========

    Customer lists and other intangible assets will be amortized on a straight line basis over a period of two years. Amortization expense for the nine months ended September 30, 1999 was $375,000.

NOTE 3 -- EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is based on the weighted average number of common and equivalent shares outstanding during the period. Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method and convertible debt using the if-converted method. Equivalent shares have been excluded from the diluted earnings per share calculation as the inclusion would be anti-dilutive in loss periods.

NOTE 4 -- EXERCISE OF COMMON STOCK PURCHASE WARRANTS

    During the third quarter of 1999, Common Stock Purchase Warrants issued as part of the Company's various rounds of debt financing prior to its December 1998 IPO were exercised. A total of 106,391 warrants were exercised during the three month period ended September 30, 1999, which resulted in gross proceeds to the Company of approximately $273,991.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the quarterly periods ended September 30, 1999 and 1998. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they (1) discuss our expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; or (3) state other "forward-looking information." The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Business Risks," later in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

GENERAL

    The Company is an information and entertainment internet company that has built one of the largest and most diverse libraries of free audio content for consumers on the Internet. Consumers visiting the Company's Web site (www.audiohighway.com) can access thousands of hours of audiobooks, music, news, entertainment, education and information selections in a number of Internet audio formats, (including MP3, RealPlayer and Windows Media Player) through a variety of unique audio channels. In addition, the site is updated throughout each day with timely news and information feeds. This free audio content can be streamed via the Internet directly to PCs for immediate listening or downloaded for future playback through portable digital audio devices. Consumers can also purchase music and video selections from audiohighway.com's online music store, Mass Music-TM-, at www.massmusic.com, as well as other technology products through audioshop-TM- at www.audioshop.audiohighway.com.

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

    The Company's revenues are derived principally from electronic commerce ("e-commerce"), the sale of banner advertisements, channel sponsorships, and audio commercials included in its downloaded or streamed audio programming and revenue, all on short-term contracts, and revenue sharing opportunities. Advertising revenues are recognized in the period in which the advertisement is delivered. The audio selections, which include audio advertisements, are free of charge to the user. A larger percentage of revenues were attributable to e-commerce than any other source during the third quarter of 1999.

    During the first quarter of 1999, the Company acquired substantially all of the assets of Mass Music, Inc., a company engaged in the sale of music CD's and videos through the Web site located at www.massmusic.com. During the first quarter, the Company also launched "audioshop," the e-commerce portion of the audiohighway.com Web site. Nearly all of the Company's e-commerce revenue during the first nine months of 1999 came from audioshop and sales at www.massmusic.com.

    In the future, the Company anticipates that it may generate additional revenue streams through ad-free program charges and charges for premium content. However, the extent and timing of developing such additional revenue sources is not currently known, and there is no assurance that the Company will in fact generate revenues from all or any of these potential sources at any time in the future.

    The amount of revenue that the Company can generate is directly related to a number of factors, including the volume of advertisers, the rates charged for the various types of advertising, the number of users who visit the Company's Web sites and the amount of audio content downloaded or streamed. To date, the Company has generated a relatively small amount of advertising revenue. The Company is using a significant portion of its assets to expand sales and marketing and thereby expects to rapidly expand its advertising revenues. There is no assurance, however, that the Company will successfully increase revenues or achieve profitability.

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

    The Company has incurred significant losses since its inception. As of September 30, 1999, the Company had an accumulated deficit of approximately $19,331,000 and is continuing to operate at a loss. The Company believes that its success will depend largely on its ability to attract a greater number of users to its Web sites, expand e-commerce activity, obtain advertising contracts and secure additional audio content of interest to users. Accordingly, the Company is investing heavily in sales and marketing, content acquisition and continued research and development efforts.

    In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its revenues and operating results, including its gross profit margin and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

PLAN OF OPERATIONS

    The Company is using the net proceeds of its December 1998 IPO to expand and improve its business. The Company expects its expenditures to increase very substantially across all expense categories as it seeks to increase e-commerce and advertising revenues, expand its digital audio content library and upgrade its Web site. The Company expects the most significant expense increases will occur in sales and marketing and operating and development.

RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED
     SEPTEMBER 30, 1998

    Net revenues were $1,027,000 for the nine months ended September 30, 1999, as compared to $87,000 for the same period in 1998. The Company launched its Web site in November 1997. Revenues generated in 1998 were primarily from advertising sales. Revenues for the first three quarters of 1999 were attributed to increased e-commerce sales, including revenues generated by the Company's Mass Music and Audioshop web sites, as well as advertising sales and revenue sharing opportunities. The Company expects e-commerce to account for an increasingly larger percentage of net revenues in the future.

    Operating and development expenses were $2,780,000 for the nine months ended September 30, 1999, up 249% from $796,000 for the same period in 1998. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web sites, use of consulting engineers and amortization of certain of the assets acquired from Mass Music, Inc. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Selling and marketing expenses were $3,635,000 for the nine months ended September 30, 1999, up 250% from $1,040,000 for the same period in 1998. This increase is primarily attributable to the increased payroll expenses associated with additional sales and marketing staff, as well as increased expenses for public relations, investor relations, and advertising and marketing expenses associated with promoting the Company's web sites. The Company expects selling and marketing expenses to continue to increase substantially in future periods as the Company continues to promote its Web sites.

    General and administrative expenses ("G&A") were $1,275,000 for the nine months ended September 30, 1999, up 160% compared to G&A expenses of $491,000 for the same period in 1998. This increase was primarily the result of increased staffing costs, accounting fees, legal fees and expenses.

    The operating loss was $6,663,000 for the nine months ended September 30, 1999 compared to an operating loss for the same period in 1998 of $2,240,000, an increase of approximately 197%. As noted above, the increased loss was primarily the result of increased expenditures in the sales and marketing, and operating and development areas.

    Interest expense decreased approximately 86% to $149,000 during the nine months ended September 30, 1999 from $1,095,000 in the same period in 1998. This was primarily the result of retiring a substantial portion of the outstanding debt on the Company's books following the Company's December 1998 initial public offering. The net carrying value of outstanding debt at September 30, 1999 was $592,000 compared to $1,328,000 on December 31, 1998.

    As a result of the factors described above, for the nine months ended September 30, 1999, the Company incurred a net loss of $6,814,000 compared to a net loss of $3,335,000 for the same period in 1998.

    The Company has no current tax liability and management has determined that the realization of its deferred tax assets is not probable. As such, the Company has provided a full valuation allowance against its deferred tax assets.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED
     SEPTEMBER 30, 1998

    Net revenues were $613,000 for the three months ended September 30, 1999 compared to $77,000 for the same period in 1998. The Company launched its Web site in November 1997. Revenues generated in 1998 were primarily from advertising sales. Revenues in the third quarter of 1999 were attributed to increased e-commerce and advertising sales, including revenues generated by the Mass Music and Audioshop web sites. During the three months ended September 30, 1999, e-commerce accounted for the largest percentage of net revenues.

    Operating and development expenses were $1,336,000 for the three months ended September 30, 1999, up 136% from $564,000 for the same period in 1998. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web sites, use of consulting engineers and amortization of certain of the assets acquired from Mass Music, Inc. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Selling and marketing expenses were $1,684,000 for the three months ended September 30, 1999, up 118% from $774,000 for the same period in 1998. This increase is primarily attributable to the increased payroll expenses associated with additional sales and marketing staff, as well as increased expenses for public relations, investor relations and advertising. The Company expects selling and marketing expenses to continue to increase substantially in future periods as the Company continues to promote its Web sites.

    General and administrative expenses ("G&A") were $570,000 for the three months ended September 30, 1999, up 104% compared to G&A expenses of $280,000 for the same period in 1998. This increase was primarily the result of increased costs in accounting fees, legal fees and expenses incurred in connection with transactions and public company compliance.

    The operating loss was $2,977,000 for the three months ended September 30, 1999 compared to an operating loss for the same period in 1998 of $1,541,000, an increase of approximately 93%. As noted above, the increased loss was primarily the result of increased expenditures.

    During the three months ended September 30, 1999, the Company had a net interest income of $146,000 compared to an interest expense of $828,000 for the same period in 1998. This was primarily the result of amortizing the fair value attributed to warrants issued in connection with outstanding debt over the life of the related debt in 1998, and retiring a substantial portion of that debt in the first half of 1999. Additionally, interest income was earned on the net IPO proceeds during 1999. The net carrying value of outstanding debt at September 30, 1999 was $592,000 compared to $952,000 on September 30, 1998.

    As a result of the factors described above, for the three months ended September 30, 1999, the Company incurred a net loss of $2,831,000 compared to a net loss of $2,369,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception almost entirely from the sale of equity and debt securities, supplemented with a bank line of credit. In December 1998, it completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied, and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $315,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. As of September 30, 1999, the Company had cash and cash equivalents of $16,747,000 and working capital of $16,423,000. The Company currently is financing its daily operations primarily through the application of the net proceeds from the IPO and its subsequent warrant call.

    Prior to its IPO, Company issued subordinated convertible promissory notes which bear interest at 8% to 10%, are convertible into Common Stock at rates ranging from $3.00 to $14.39 per share and other non-convertible debt at rates from 8% to 15%. During 1998, note holders converted $2,466,000 of debt and accrued interest of $264,000, including debt converted at the close of the Company's IPO, into 626,384 shares of Common Stock. The remaining debt is all due on or before June 30, 2000.

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

    The Company will continue to make significant ongoing investments in research and development for future generation products and services. It also expects to have significant expenditures in sales and marketing and further content acquisition in order to attract customers to its Web site. There is no assurance that the Company's analysis of its capital requirements will be accurate, particularly in light of the fact that has entered a new business in a new market.

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

YEAR 2000 COMPLIANCE

    There are issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has evaluated its current systems, purchased necessary upgrades and believes that its current hardware and software is Year 2000 compliant. Similarly, the Company believes that the products and services it offers to its customers are not affected by the Year 2000 problem. The Company has evaluated the potential impact on it of a Year 2000 problem on the part of its important third party vendors and has found none. The Company plans to continue to evaluate its systems and those of its important vendors in an effort to minimize the effects of a Year 2000 problem. The Company does not anticipate that the Year 2000 problem will have a material impact on its business or operations and has no contingency plan in place.

BUSINESS RISKS

    The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this report on Form 10-QSB and in other public disclosures of the Company.

    HISTORY OF LOSSES AND ANTICIPATION OF FUTURE LOSSES. The Company was incorporated in June 1994 to deliver free, personalized audio via the Internet and was in the development stage until the fourth quarter of 1997. The Company first recognized revenues in November 1997 and has recorded net losses each year since its inception. At September 30, 1999 the Company had an accumulated deficit of approximately $19,331,000. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, electronic commerce ("e-commerce") and advertising. To achieve and sustain profitability, the Company must, among other things, (i) provide diverse content of interest to Internet users,
(ii) effectively develop new and maintain existing relationships with advertisers, advertising agencies and content providers, (iii) continue to develop and upgrade its technology and network infrastructure; (iv) respond to competitive developments, (v) successfully introduce enhancements to its existing products and services to address new technology standards and developments on the Internet, and (vi) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of desirable content. There can be no assurance that the Company will be successful in addressing these risks and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there is no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

    LIMITED OPERATING HISTORY; UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company has been out of the development stage only since the fourth quarter of 1997. Because of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to forecast accurately its revenues. Additionally, the long-term acceptance of Web-based advertising and e-commerce is as yet uncertain. The Company currently intends to continue to increase substantially its operating expenses in order to, among other things, (i) expand its distribution network capacity, (ii) fund increased sales and marketing activities, (iii) acquire additional content, (iv) develop and upgrade technology and (v) purchase equipment for its operations. The Company's expense levels are based, in part, on its expectations with regard to future revenues, and to a large extent such expenses are fixed, particularly in the short term. To the extent the Company is unsuccessful in increasing its revenues, the Company may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce its operating expenses, causing it to forego potential revenue generating activities, either of which could cause a material adverse effect in the Company's business, results of operations and financial condition.

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

    UNCERTAIN ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM. The market for Internet advertising is relatively new, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's ability to generate advertising revenue will depend on, among other factors, (i) the continued development of the Internet as an advertising medium, (ii) pricing of advertising on other Web sites, (iii) the amount of traffic on the Company's Web site, (iv) the Company's ability to achieve and demonstrate user and member demographic characteristics that are attractive to advertisers, (v) the development and expansion of the Company's advertising sales force and (vi) the establishment and maintenance of desirable advertising sales agency relationships. Most potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not historically devoted a significant portion of their advertising expenditures to Web-based advertising. There is no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate portions of their budgets to Web-based advertising or, if so persuaded, that they will find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to enable Web-based advertising to become a significant advertising medium. Acceptance of the Internet among advertisers and advertising agencies will also depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising, the Company's business, results of operations and financial condition could be materially adversely affected.

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

                           PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           In August 1999, Spirit Partners, L.P. and Gaines Berland, Inc. filed suit against the Company in the Supreme Court of State of New York, seeking damages according to proof, punitive damages in the amount of $3,000,000, attorneys' fees, costs and equitable relief, based on allegations of breach of contract, negligent misrepresetnation, and deceptive trade practices relating to the Company's redemption of its publicly traded warrants during February 1999. The Company removed the case to United States District Court for the Southern District of New York. Due to the nature of litigation generally and because the lawsuit is at an early stage, the Company cannot estimate the total expense, possible damages or settlement value, if any, that may ultimately be incurred in connection with the suit. However, the Company believes the suit is wholly without merit, intends to vigorously oppose the suit and believes that this matter will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           In December 1998, the Company completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in additional gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $315,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. Through September 30, 1999, approximately $4,910,000 of the proceeds have been used in sales and administration and approximately $2,780,000 have been used in operating and development. The Company has also used approximately $1,419,000 of the net proceeds to repay debt, approximately $528,000 to acquire capital assets and $200,000 to acquire Mass Music, Inc.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits

           27.1    Financial Data Schedule

       b.  Reports on Form 8-K during the quarter ended September 30, 1999

           During the period covered by this report, the Company did not file any reports on Form 8-K.

AUDIOHIGHWAY.COM

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AUDIOHIGHWAY.COM

                                                       By:            /s/ NATHAN M. SCHULHOF
                                                            -----------------------------------------
                                                                        Nathan M. Schulhof
DATE: NOVEMBER 15, 1999                                              CHIEF EXECUTIVE OFFICER

                                                       By:               /s/ GREG SUTYAK
                                                            -----------------------------------------
                                                                           Greg Sutyak
                                                                     CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
        27.1            Financial Data Schedule