Form 10KSB
period 1999-12-31
AUDIO HIGHWAY-COM
filed 2000-04-14
CIK 1030108

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-14697
                            ------------------------

                                audiohighway.com

                 (Name of small business issuer in its charter)

              CALIFORNIA                                    77-0377306
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

    20300 STEVENS CREEK BOULEVARD,
              SUITE 100                                       95014
             CUPERTINO, CA                                  (Zip Code)
    (Address of principal executive
               offices)

                   Issuer's Telephone Number: (408) 861-4000

Securities registered under Section 12(b) of the Act:

            TITLE OF CLASS               NAME OF EACH EXCHANGE ON WHICH LISTED:
      Common Stock, no par value                  Boston Stock Exchange

Securities registered under Section 12(g) of the Act:  NONE
                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Revenues for the most recent fiscal year were: $

    The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing sale price on March 22, 2000, was $46,020,402*.

    The number of shares outstanding of the issuer's Common Stock as of March 22, 2000 was 5,536,289.*

    Documents incorporated by reference: None

    Transitional Small Business Disclosure Format. Yes / /  No /X/

* Based on a closing price of $8.3125 per share on March 22, 2000. Excludes 813,560 shares of the Registrant's Common Stock held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Stock outstanding. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    audiohighway.com ("audiohighway" or the "Company") is an online information and entertainment company which has developed a large and diverse library of audio content available free to the public on the Internet. The Company is implementing a second-generation business model that combines compelling content and e-commerce into an integrated Web platform. Management believes this multi-faceted approach will allow audiohighway to generate user traffic on a cost-effective basis, and convert that traffic into a profitable revenue stream. Furthermore, management believes that its branding efforts will make its Web site a premier destination for accessing and consuming audio and video on the Internet.

    The Company facilitates consumption of audio and video in one of three ways:
(1) a pre-programmed "channel" format, which offers convenient access to a broad range of content; (2) individual selection, which allows users to browse through the content library and listen to their personally-selected choices; and
(3) the Company's My JukeBox product, which allows users to "roll their own" digital audio/video programming via an easy point-and-click management system.

    Using these methods of content distribution, the Company is executing a strategy whereby it attracts user traffic through compelling content, maximizes user retention and visit frequency by offering registered users value-added member services including MP3 enabled email, Internet voice mail and free Web sites. The Company plans to convert this user traffic to advertising and e-commerce revenue.

    The Company plans to accelerate this momentum into calendar 2000 with a number of major initiatives, including the development of new content relationships, the introduction of additional member services and a complete upgrade of its e-commerce capabilities, scheduled for launch during the second quarter of 2000.

THE audiohighway.com OPPORTUNITY

    Although several alternative means of providing audio content have achieved acceptance by the general public, the Company believes that Internet distribution of audio content can have cost or convenience advantages for the consumer over both radio and physical merchandise, such as compact disks or audio tapes. For example, a consumer can listen to broadcast radio but only to whatever happens to be on the air at the time. The radio listener has limited control over the selection of broadcast content (I.E., he or she can change the channel) and generally has no control over the time at which specific programs can be heard. The purchaser of CDs or audio tapes can make selections and determine when to listen to the content but must pay for the entire recording even if only selected portions are desired. In addition, the Company believes that distribution over the Internet can provide significant price and convenience advantages to users of its Web site by eliminating the need to physically visit a retail store and to purchase a hard copy out of the store's inventory.

    The Company believes broadcasting audio content over the Internet also offers advantages over traditional media. Internet technology allows the Company to conveniently deliver a broad range of popular content directly to the user's desk top. The Company intends to exploit the advantages of the Internet in capitalizing on the worldwide popularity of various kinds of audio programming, including audio books, musical and comedy programs and timely news. By offering quality audio programming and by using the Web's graphical and interactive capabilities to add value to its content, the Company hopes to increase brand recognition for the audiohighway.com name. The Company believes that it can build upon its brand recognition, its digital library of audio content and its proprietary technology to pursue multiple revenue opportunities, including, among others, advertising and e-commerce.

THE audiohighway.com WEB SITE: CONTENT

    Over 10,000 different media files are available for either download or streaming at audiohighway. The Company typically obtains content through a fully paid license or revenue sharing agreement with publishers or other audio content providers. audiohighway has existing relationships with companies such as Associated Press, CNET Radio News, Dow Jones, Maverick Records, Penguin Books USA and Newsweek on Air. For the most part, the Company pays for the content on a "per download" basis, so the Company is not charged simply for having the content available on its Web site. Content is paid for either on the basis of download hours or a flat fee for specialized content, including stock market updates, sports scores and other information.

    MUSIC

    audiohighway currently features over 2,500 tracks of licensed music, primarily provided by a selection of unsigned bands and archived radio shows. Genres include Celtic, Classical, Country, Electronica, Holiday Music, Jazz, Latin and Salsa, Music Shows, New Age, Popular, Reggae, Rhythm & Blues, Rock & Roll, Unsigned Bands and World Rhythms. Current popular music in 10 different genres is also available to audiohighway members on the "Highway Hits" portion of its Web site.

    In addition, audiohighway has content relationships with a number of record companies. These relationships typically provide the Company with rights to content on demand, links between audiohighway and the artist's or label's Web site and promotions for the sale of CD's on the Company's e-commerce Web site. Periodically, the Company enters into marketing agreements with record companies to sponsor and promote the works of specific artists to targeted audiences. These programs are designed to expand the audience for the Company's Web sites and to increase the number of members.

    Highway Hits, a channel on the audiohighway Web site, features playlists of current hit music, produced by audiohighway in compliance with a statutory license with the Record Industry Association of America. Highway Hits provides users with access to continuously streaming music averaging five hours in length. Current playlists include Pop, Rock, Country, Gothic/Industrial, Electronica, Jazz, World Music, Movie Soundtracks, Alternative and Rhythm & Blues/Hip-Hop.

    AUDIOBOOKS

    audiohighway currently features over 4,000 titles of licensed audiobooks. They are primarily comprised of a selection of back listed titles from several audiobook publishers which include Penguin Audio and The Publishing Mills. Fiction categories and special collections offered on the site include Classics, General, Kids Corner, Mystery & Suspense, Poetry, Romance, Science Fiction, Short Stories and Westerns. Non-fiction categories and special collections offered on the site include Autobiography, Business, Economics, History, Music, Nature, Philosophy, Religion & Spirituality, Science & Technology, Self-Help and Sports.

    NEWS AND INFORMATION

    audiohighway currently features over 350 licensed news programs covering entertainment, financial and technology news, in addition to real time audio news feeds from CNET Radio, IT Networks, and The Associated Press. News Programs include AP News, Business News, Business Shows, Common Ground, Newsweek on Air, Sports News and Scores, Technology News and U.S. National News.

    In November 1999, the Company entered into a content distribution agreement with Dow Jones & Co. to provide selected articles and information from THE WALL STREET JOURNAL INTERACTIVE EDITION to audiohighway users in an audio format on a subscription basis.

    COMEDY AND ENTERTAINMENT

    audiohighway currently features over 1,500 tracks of licensed comedy albums, radio dramas and other radio programs. Content licensors include UpRoar Entertainment, Radio Spirits, Incorporated, NBG Radio Network and Pearlman and Baine Publishing. Content categories in this channel include Comedy Shows, Popular Comedians, Popular Comediennes, Audio Movies, Celebrity Talk, Cyber Sleuths, Dr. Science, Imagination Theatre, Old Time Radio, The Golden Age of Radio, Time Out for Trivia, Victoria Johnson and While Reason Sleeps.

    FILMS, MUSIC VIDEOS AND MOVIE TRAILERS

    In November 1999, audiohighway began featuring movie trailers, promotional music videos and independent short films. While these works occasionally appear on the audiohighway.com Home Page, the content library resides on The Buzz. audiohighway recently launched streaming music videos as a component of its service. The Company has promotional relationships with various record labels, which entitle the Company to stream music video content, and include the following:

Bad Boy (Puff Daddy)      Hollywood Records         Jive Records
CMC International         Wind-Up Entertainment     Emagine Entertainment
Gotham Records            Zomba                     Atomic Pop

    THE BUZZ

    This service, which was added to audiohighway's Web site in November 1999, is directed towards the younger segment of audiohighway's user base (ages 14 to 24), which is looking for specialized entertainment beyond streaming audio. This part of the audiohighway Web site includes streaming and downloadable music videos, independent films, movie trailers and specialized jukeboxes. By signing up for the service, users also gain access to Member Services (see "--Marketing and Sales--Member Services"). All pages on the site provide links to Highway Hits, Killer Boxes (which provides on-demand access to selected tracks and videos from a number of music categories, including rock, electronic, reggae and videos, and adds them to My Jukebox for personalized listening), and Live Polls (which permits users to cast their votes for favorite entertainment offerings). The site is further divided into the following four content channels:

    - Buzz Radio

    This channel provides users the opportunity to enjoy a number of types of music entertainment. Users can access three different original deejay-designed streaming audio tracks (alternative, dance and rave) containing multiple songs and can send an e-mail to the deejay who created them. Each show is updated weekly.

    - Music

    This channel permits users to view and listen to selected videos and listen to the day's featured songs. Users are also given the opportunity to rate videos and submit their comments to be posted on the Web site and to add videos and songs to My Jukebox.

    - Films

    Users have the opportunity to view short films and to submit short films to the site for review and possible posting on the Web site. Users also have access to trailers for currently playing movies.

    - Buzz Board

    Users are able to view and post messages on the Web site in a number of different forums.

MARKETING AND SALES

    TRAFFIC GENERATION

    In 1999, the Company spent approximately $5.9 million on marketing. The Company generally uses several traffic generation tools, including:
(1) strategic partnerships with popular Web sites and affiliate relationships with smaller sites, (2) direct marketing, (3) member services and (4) online advertising on other Web sites.

    audiohighway partners with companies with a strong Web presence by providing audio content and customized rich media programming in return for referrals via graphical links on partners' sites, which join them to the audiohighway Web site.

    In November 1999, audiohighway entered into a one-year agreement with Real Networks to hard code three of audiohighway.com's channels into the latest release of Real Player. As a result, audiohighway.com is the "Top Pop" music site, the "Top Alternative" site and "Top Rock" site in the November 1999 release of the Real Player's Live Station listings. Real Networks projects that
34.5 million copies of the Real Player will be distributed during the term of the agreement. audiohighway's distribution on the Real Player continues into November 2000.

    Microsoft's Web site, www.windowsmedia.com, features links to audiohighway's audiobooks channel on its Home Page, Radio and Lifestyle pages. Links to audiohighway are consistently placed near the top of all links within WindowsMedia.com. audiohighway's library of free audio content is also available via headlines on WindowsMedia.com's Music and Entertainment channels. These programs are designed to create greater awareness of audiohighway's audio content and drive more traffic to the site.

    In March 2000, the Company announced the launch of the AmpliFire Network. This program is a network of third party sites that link to selected portions of the audiohighway.com Web site, thereby enabling text-based Web sites to deliver audio content to their users. The Company is attempting to rapidly grow the number of sites that link to audiohighway through its agreements with iSyndicate, which has solicited the Company to offer content to its vast network of client sites, its agreement with L90 and agreements with other Web sites.

    Notable sites that either currently link to audiohighway and/or link to provide support for special events include the Go Network, Yahoo!, Excite.com, Lycos.com, Snap.com, MSN.com and EntertainmentTonight.com.

    MEMBER SERVICES

    Management believes that high user retention and visit frequency are important drivers of a sustainable, profitable business model for audiohighway.

    In October 1999, audiohighway began to offer free Member Services to its "Registered Users." These additional features include e-mail, a daily horoscope reading, Web site hosting, paging services and voicemail and fax services. When a user accesses these services for the first time, a user can become a Registered User by selecting a user name and password and providing the following personal information: name, state, zip code, country, date of birth, gender, industry and occupation. This information is maintained in a database of current users, which the Company uses to send targeted e-mails advertising products for sale at its e-commerce site and providing convenient on-demand access to audiohighway content.

    - Streaming E-mail

    This service permits users to receive and send e-mail, maintain an address book, attach a signature and change e-mail preferences, including font size, screen width and the number of messages appearing in the user's mailbox. This service also offers 10 megabytes of storage space and enables users to stream MP3 audio directly from their messages, providing recipients with the opportunity to listen to content as it is downloaded.

    - Rich Media Web Hosting

    audiohighway maintains an agreement with Homestead Technologies, Inc. to operate the Company's Web hosting service. Through "what you see is what you get" Web building technology, music and video enthusiasts are able to build individual entertainment sites, which can occupy as much as 25 megabytes of storage space. Members are able to post audiohighway's radio stations on their Web sites, and during the second quarter of 2000, will be able to post additional value-added content, such as movie trailers and music videos. The Company is also using its free hosting service to promote the development of fan sites, such as Nobody's Angel and She Daisy, two pop groups under the Hollywood Records label. audiohighway is able to leverage its media Web hosting capabilities to serve advertisements on registered users' personal Web pages.

    The Company also plans to grow the number of individual Web sites it hosts by establishing a referral system between its artist submittals area and the free Web site building page. The Company currently receives thousands of inquiries by independent artists seeking to place their content on the audiohighway site. Implementing a referral program will allow the Company to address these inquiries while adding more participants to its Web hosting program.

    - Paging

    This service provides Registered Users with a free Motorola alphanumeric pager when they sign up for service. Numeric service is provided at $124 per year and alphanumeric service is $178 per year, and audiohighway shares this revenue stream with PageMaster Corporation. In addition to providing normal paging service, audiohighway provides users with instant updates on sales, products and services.

    - Voicemail

    Through an agreement with Z-Tel Technologies, Inc., a competing local exchange carrier (CLEC), the Company offers Registered Users the opportunity to check voicemail from the telephone or online at audiohighway. audiohighway shares in the local and long distance revenues that Z-Tel derives from audiohighway users. Z-Tel currently offers local dial service in New York City and expects to roll out service to the rest of New York state, Massachusetts, Texas and California by the end of the year 2000. The Company expects strong demand for voicemail from the 14 to 24 year old audience. audiohighway plans to leverage this service as a tool to retain members, distribute content and post promotions and advertisements.

REVENUE SOURCES

    ADVERTISING

    The Company currently derives a significant portion of its revenue from advertising on its Web sites. In addition to traditional banner ads, the Company offers "SoundSpot" audio ads and channel sponsorships. The Company targets a broad spectrum of advertisers ranging from consumer product and service companies to popular new Web sites. Contracts are short-term, typically one to six months, or for a fixed number of impressions. Prices are quoted on the basis of cost per thousand impressions ("CPM") or for a fixed fee based on a minimum number of impressions. The Company uses NetGravity ad serving software, which provides advertisers with reports that track data on impressions and click-throughs applicable to their advertisements. This information enables advertisers to verify the number of ads served and to monitor advertisement effectiveness. Ads are sold to customers primarily by the audiohighway sales force and, to a lesser extent, by third party placement.

    Banner advertisements allow interested users to link directly to the advertisers' own Web sites with a simple click-through. Banner prices range from $10 per CPM to $20 per CPM based on the number of impressions and targeting. The Company's banner advertisers include, among others, Adauction, MTV and Boxerjam.

    The Company also sells audio ads called "SoundSpots," which are embedded in audio content and are targeted at consumers based on their listening preferences. Advertisers are able to combine an audio advertisement with a synchronized banner linked back to the advertiser's Web site. This advertising format has demonstrated a click-through rate three times that of traditional banner advertisements. Another benefit of SoundSpot ads is that the ad, together with the selected audio content in which it is embedded, continues to stream in the background, even after the user has clicked through to the advertiser's Web site. SoundSpots are currently priced from $15 per CPM to $30 per CPM based on the number of impressions and targeting. The Company's SoundSpot clients include, among others, Harborfreight and MTV.

    Sponsorships enable the Company to charge for focused advertising related to specific content. For each of the content channels and special areas on the Company's Web site, such as Highway Hits, The Buzz or Web casts, the Company offers a premier content sponsorship. These sponsorships are offered to an advertiser who prefers to be prominently displayed on the Web site. Channel sponsorships currently last three months, and are priced from $1,000 for a single button to $15,000 per month, depending on the advertising package, which may include banner ads, targeted banner ads and SoundSpots. Certain of the Company's 1999 sponsors included MTV, Auction-Sales.com, UMAX, Jazziz, Excite and Entertainment Tonight.

    The Company participates in revenue sharing agreements with strategic partners and other Web sites. The initial sources of these shared revenues range from service fees to banner advertising.

    ELECTRONIC COMMERCE

    The Company integrated e-commerce functionality into the audiohighway network with the launch of audioshop in the fourth quarter of 1998 and the acquisition of Mass Music during the first quarter of 1999. The Company also created a new search engine for each e-tailing business, which facilitates the process of locating and purchasing merchandise.

    Subsequent to the purchase of Mass Music, the Company expanded the Mass Music library to include nearly 300,000 titles. It has also added hard-to-find imports to its inventory, from which it is able to earn higher profit margins. The Mass Music site produced 3.25 million page views in November 1999 and
3.75 million page views in December 1999, resulting in purchases by 7.4% of users.

    The Company launched audioshop in the fourth quarter of 1998 with an initial focus on computer-related products. The audioshop inventory has expanded to include video games, digital cameras, stereo accessories and audio versions of THE WALL STREET JOURNAL.

    The Company is currently integrating Mass Music and audioshop into a single Web site and is planning to launch this new site in the second quarter of 2000, with a redesigned back-end and user interface and real-time distribution capabilities.

RESEARCH AND DEVELOPMENT

    Since inception, the Company has devoted significant time and financial resources to research and development activities to develop its current technology, products and services. The Company anticipates that a portion of its ongoing operations will continue to include research and development activities due to the rapid technological evolution of Internet-based commerce. Operating and development expenses, which include research and development expenditures, totaled $1,073,000 and $3,089,000 in 1998 and 1999, respectively.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

    The Company has filed several patent applications with respect to certain aspects of its system for delivering audio content, and four patents have issued. Although the Company does not believe that its existing patents provide a competitive advantage, there is no assurance that in the future, patent protection will not be of substantial importance to the Company's business and future prospects.

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

    The Company has filed several trademarks. The Company intends to pursue the registration of its trademarks based upon anticipated use internationally. There is no assurance that the Company will be able to secure adequate protection for these trademarks in foreign countries. In addition, there could be potential trademark or trademark infringement claims brought by owners of other registered trademarks or trademarks.

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

COMPETITION

    The Company faces intense competition in every aspect of its business, including competition for consumers of audio materials, advertisers, providers of audio materials and vendors of products. The business of providing data and other products using the Internet as a medium is currently experiencing explosive growth and is characterized by extremely rapid technological development, rapid changes in consumer habits and preferences, massive infusions of capital and the emergence of a large number of new and established companies with aspirations to control as much of the distribution process as possible. A relatively small number of these companies, including America Online and Yahoo!, currently control primary or secondary access of significant percentages of all Internet users and therefore have a competitive advantage in marketing to those users. Other large and established companies, such as local and long distance telephone companies, cable companies, satellite programming providers and others have established relationships with large customer bases and are rapidly expanding into the provision of Internet services. Although the Company does not believe that any of these companies currently are direct competitors and believes that it provides services and has technology that could be attractive to such companies as customers, substantially all of these companies have financial, technological, promotional and other resources that are much greater than those available to the Company. Most, if not substantially all, of such providers could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Company's.

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

    Competition among Web sites that provide content such as news, financial information, music and audio books is intense and is expected to increase significantly in the future. The Company competes against a variety of businesses that provide content through one or more media, such as print, radio, television, cable television and the Internet. The Company competes generally with other content providers for the time and attention of users and for advertising revenues. To compete successfully, the Company must license and then provide sufficiently compelling and popular content to generate users and support advertising intended to reach such users. The Company believes that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered. The Company also competes for the time and attention of Internet users with thousands of Web sites operated by businesses and other organizations, individuals, governmental agencies and educational institutions. The Company expects competition to continue to intensify and the number of competitors to continue to increase significantly in the future. In addition, as the Company continues to expand the scope of its content and services, it will compete with a greater number of Web sites and other media companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future.

    The online commerce market is new, rapidly evolving and intensely competitive. In addition, the retail music, DVD/video, books, electronics and software industries are intensely competitive. The Company's current or potential competitors include (1) online vendors of music, DVDs, videos, electronics and software, as well as other products, (2) a number of indirect competitors, including Web portals and Web search engines, that are involved in online commerce, either directly or in collaboration with other retailers, (3) online auction services, (4) Web-based retailers using alternative distribution capabilities and (5) publishers, distributors, manufacturers and physical-world retailers of the products the Company sells, many of which possess significant brand awareness, sales volume and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order or direct marketing. The Company believes that the principal competitive factors in its e-commerce market include brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other Web site content, reliability, speed of fulfillment, ease of use and ability to adapt to changing conditions. As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. audiohighway may not be able to compete successfully against these and future competitors.

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

EMPLOYEES

    As of March 15, 2000, the Company has 41 full time employees, 19 in marketing and sales, 17 in research and development and 5 in finance and administration. The Company also makes use of 22 consultants and independent contractors to perform various functions such as programming, engineering, development, and accounting. The Company believes this approach not only allows it to limit expenses, but also provides maximum flexibility to react to a rapidly changing environment. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

BUSINESS RISKS

    The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this annual report on Form 10-KSB and in other public disclosures of the Company. Any of the following risks could materially and adversely affect our business, operating results and financial condition.

    HISTORY OF LOSSES AND ANTICIPATION OF FUTURE LOSSES. The Company was incorporated in June 1994 to deliver free, personalized audio via the Internet and was in the development stage until the fourth quarter of 1997. The Company first recognized revenues in November 1997 and has recorded increasing net losses each year since its inception. At December 31, 1999 the Company had an accumulated deficit of approximately $25,189,000. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, e-commerce and advertising. Almost none of the companies in these markets have achieved profitability and it is widely believed that many companies never will. To achieve and sustain profitability, the Company must, among other things, (i) provide diverse content of interest to Internet users, (ii) effectively develop new and maintain existing relationships with advertisers, advertising agencies and content providers, (iii) continue to develop and upgrade its technology and network infrastructure; (iv) respond to competitive developments, (v) successfully introduce enhancements to its existing products and services to address new technology standards and developments on the Internet, and (vi) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of desirable content. There can be no assurance that the Company will be successful in addressing these risks and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there is no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

    LIMITED OPERATING HISTORY; UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Because of the Company's limited operating history and the emerging and evolving nature of the markets in which it competes, the Company is unable to forecast accurately its revenues. Additionally, the long-term acceptance of Web-based advertising and e-commerce is as yet uncertain. The Company currently intends to continue to increase substantially its operating expenses in order to, among other things,
(i) expand its distribution network capacity, (ii) fund increased sales and marketing activities, (iii) acquire additional content, (iv) develop and upgrade technology and (v) purchase additional equipment for its operations. The Company's expense levels are based, in part, on its expectations with regard to future revenues, and to a large extent such expenses are fixed, particularly in the short term. To the extent the Company is unsuccessful in increasing its revenues, the Company may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce its operating expenses, causing it to forego potential revenue generating activities, either of which could cause a material adverse effect in the Company's business, results of operations and financial condition.

    The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) the cost of acquiring and the availability of content,
(ii) price competition in the e-commerce arena, (iii) demand for Internet advertising, (iv) seasonal trends in advertising placements, (v) seasonal trends in the markets for the products offered on the Company's e-commerce sites,
(vi) the advertising cycles for, or the addition or loss of, individual advertisers, (vii) the level of traffic on the Company's Web site, (viii) the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, (ix) price competition or pricing changes in Internet advertising, (x) the level of and seasonal trends in the use of the Internet, (xi) technical difficulties or system downtime, (xii) the introduction of new products or services by the Company or its competitors and
(xiii) general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media. Any one of these factors could cause the Company's revenues and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could cause significant declines in the Company's quarterly operating results.

    DEPENDENCE ON CONTENT PROVIDERS; LICENSE FEES PAYABLE TO CONTENT
PROVIDERS. The Company's future success depends in large part upon its ability to obtain rights to and deliver content of sufficient interest to end users over the Internet. The Company does not create its own content. Rather, the Company relies on third party content providers, such as record companies, recording artists, book publishers, news and financial information services and music publishers for the content it makes available to its subscribers. The Company's ability to maintain its existing relationships with such content providers and to build new relationships with additional content providers is critical to the success of its business. Although many of the Company's agreements with third party content providers are for an initial term of one year, with automatic renewal unless cancelled, the content providers may choose to terminate such agreements prior to the expiration of their terms. The Company's inability to secure licenses from content providers or the termination of a significant number of content provider agreements would decrease the availability of content that the Company can offer users. This may result in decreased traffic on the Company's Web sites and, as a result, decreased advertising and or e-commerce revenue, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company's agreements with most of its content providers are nonexclusive, and many of the Company's competitors offer, or could offer, content that is similar to or the same as that obtained by the Company from such nonexclusive content providers. Such direct competition could have a material adverse effect on the Company's business, results of operations and financial condition.

    License fees payable to content providers and other licensing agencies will continue to increase as the Company continues to accumulate content, as Web site traffic increases and as competition for such content increases. There is no assurance that the Company's content providers and other licensing agencies will enter into prospective agreements with the Company on the same or similar terms as those currently in effect or on terms acceptable to the Company if no agreement is in effect. If the Company is required to pay increased licensing fees, such increased payments could have a material adverse effect on the Company's business, results of operations and financial condition.

    UNCERTAIN ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM. The market for Internet advertising has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's ability to generate advertising revenue will depend on, among other factors, (i) the Company's success in generating traffic from user's with demographic characteristics that are attractive to potential advertisers, (ii) the continued development of the Internet as an advertising medium, (iii) pricing of advertising on other Web sites, (iv) the development and expansion of the Company's advertising sales force and (v) the establishment and maintenance of desirable advertising sales agency relationships. Many potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not historically devoted a significant portion of their advertising expenditures to Web-based advertising. There is no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate portions of their budgets to Web-based advertising or, if so persuaded, that they will find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to enable Web-based advertising to become a significant advertising medium. Acceptance of the Internet among advertisers and advertising agencies will also depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet. If widespread commercial use of the Internet does not continue to develop, or if the Internet does not develop as an effective and measurable medium for advertising, the Company's business, results of operations and financial condition could be materially adversely affected.

    MANAGEMENT OF GROWTH. The Company anticipates that continued significant expansion of its operations will be required in order to address potential market opportunities. The Company expects that it will need to increase its personnel significantly in the near future. The anticipated substantial growth is expected to place a significant strain on its managerial, operational and financial resources and systems. To manage its growth, the Company must implement, improve and effectively use its operational, management, marketing and financial systems and train and manage its employees. There can be no assurance that the Company will be able to manage effectively the expansion of its operations or that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure of management to manage effectively the Company's growth could have a material adverse effect on the Company's business, results of operations and financial condition.

    RISK OF SYSTEM FAILURE, DELAYS AND INADEQUACY. The performance, reliability and availability of the Company's Web site and network infrastructure are critical to its reputation and ability to attract and retain users, advertisers and content providers. The Company's network infrastructure is located at a single facility in Santa Clara, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, telecommunications failure, Internet breakdowns, break-ins, hackers and similar events. The Company does not presently have redundant facilities or systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced. Any system error or failure that causes interruption in availability of content, access to e-commerce order processing or an increase in response time could result in a loss of potential or existing business services to customers, users, advertisers or content providers and, if sustained or repeated, could reduce the attractiveness of the Company's Web site to such entities or individuals. In addition, because the Company's Web advertising revenues are directly related to the number of advertisements delivered by the Company to users, system interruptions that result in the unavailability of the Company's Web site or slower response times for users would reduce the number of advertisements delivered and reduce revenues.

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

    SECURITY RISKS. Despite the implementation of security measures, the Company's networks may be vulnerable to unauthorized access, hackers, computer viruses and other disruptive problems. The Company's primary Web site did suffer a brief denial of service interruption on one occasion in 1999. Although the Company did not suffer any material adverse effects from this incident, a party who is able to circumvent security measures could misappropriate proprietary information or cause severe interruptions in the Company's Internet operations. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. The Company may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although the Company intends to continue to implement security measures, there can be no assurance that measures implemented by the Company will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing the Company's Web sites, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    COMPETITION. The market for information services and entertainment on the Internet and otherwise is highly competitive, and the Company expects that competition will continue to intensify. The Company competes with (i) other Web sites and Internet broadcasters to acquire and provide content to attract users,
(ii) other e-commerce Web sites for the sale of CD's, videos, DVD's, computer products, home electronics and associated products, (iii) online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and (iv) local radio and television stations and national radio and television networks for sales of advertising spots. There is no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those described below, will not have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets and with other e-commerce Web sites. The Company believes that the principal competitive factors for attracting advertisers include the number of users accessing the Company's Web site, the demographics of the Company's users, the Company's ability to deliver focused advertising and interactivity through its Web site and the overall cost-effectiveness and value of advertising offered by the Company. There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. The number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company has faced increased pricing pressure for the sale of advertisements. Reduction in the Company's Web advertising revenues would have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 2.  PROPERTY

    The Company's executive offices are located in an approximately 27,000 square foot facility located in Cupertino, California. This space, which houses the Company's current operations is subject to a lease that expires in October 2004. The monthly base rental under the combined lease (not including insurance) is approximately $79,500 per month plus common area expenses of $19,765 per month. The Company currently subleases approximately 5,000 square feet of its facility to a subtenant for approximately $14,600 per month. The term of the sublease ends in October 2001.

ITEM 3.  LEGAL PROCEEDINGS

    In August 1999, Spirit Partners, L.P. and Gaines Berland, Inc. filed suit against the Company in the Supreme Court of the State of New York seeking damages according to proof, punitive damages in the amount of $3,000,000, attorneys' fees, costs and equitable relief, based on allegations of breach of contract, negligent misrepresentation and deceptive trade practices relating to the Company's redemption of its publicly traded warrants during February 1999. The Company removed the case to United States District Court for the Southern District of New York. Due to the nature of litigation generally and because the lawsuit is at an early stage, the Company cannot estimate the total expense, possible damages or settlement value, if any, that may ultimately be incurred in connection with the suit, However, the Company believes the suit is wholly without merit, intends to vigorously oppose the suit and believes that this matter will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 21, 1999, the Company held its annual meeting of shareholders. At the meeting, the shareholders voted on the election of directors, an amendment to the 1996 Stock Option Plan (the "Plan") to increase the size of the Plan to 1,800,000 shares, an amendment to the Plan to provide for automatic grants of options to non-employee directors and the ratification of independent auditors. The following six nominees were elected to the board of directors for a one-year term: Lee M. Gammill, Grant Jasmin, Robert S. Leff, Muninderpal Rehki, Marvin M. Reiss and Nathan M. Schulhof. Additionally, the two proposals to amend the Plan were approved and the appointment of Grant Thornton LLP as the Company's independent auditors for the year ended December 31, 1999 was ratified. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, for each proposal, are as follows:

        A. Election of Directors

DIRECTOR NOMINEE                                              VOTES FOR   VOTES WITHHELD
----------------                                              ---------   --------------
Lee M. Gammill..............................................  4,635,336       81,690
Grant Jasmin................................................  4,635,336       81,690
Robert S. Leff..............................................  4,635,336       81,690
Muninderpal Rehki...........................................  4,635,336       46,690
Marvin M. Reiss.............................................  4,635,336       46,690
Nathan M. Schulhof..........................................  4,635,336       46,690

        B. Amendment of the Plan to increase the number of options to 1,800,000:

                                      VOTES FOR   VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
                                      ---------   -------------   -----------   ----------------
Amendment of Plan to Increase Size
  to 1,800,000......................  1,193,485      276,138         18,209        3,229,194

        C. Amendment of the Plan to provide for automatic grants of options to non-employee directors:

                                      VOTES FOR   VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
                                      ---------   -------------   -----------   ----------------
Amendment of Plan to Provide for
  Automatic Grants of Options to
  Non-employee Directors............  4,457,041      158,765         20,131          81,089

        D. Ratification of the appointment of Grant Thornton LLP as independent auditors for the year ending December 31, 1999:

                                                     VOTES FOR   VOTES AGAINST   ABSTENTIONS
                                                     ---------   -------------   -----------
Ratification of the Appointment of Grant Thornton
  LLP..............................................  4,664,455      39,247          13,324

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

                                                                 HIGH             LOW
                                                            --------------   --------------
YEAR ENDED DECEMBER 31, 1998

Fourth Quarter (commencing December 18, 1998).............  $14 13/16        $6 17/32

YEAR ENDED DECEMBER 31, 1999

First Quarter.............................................  $15 3/8          $7 1/2
Second Quarter............................................  $34 1/8          $11 11/16
Third Quarter.............................................  $21 3/4          $8 1/4
Fourth Quarter............................................  $13 1/2          $8 1/4

    On March 22, 2000, the last reported sale price for the Common Stock was $8 5/16 per share.

    As of March 22, 2000, there were approximately 205 record holders of the Company Common Stock. This number does not reflect the number of beneficial holders of the Common Stock, which the Company believes is approximately 10,000 holders.

    The Company has never paid cash dividends on its Common Stock. At present, the Company intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Not Applicable

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations financial condition for the two years ended December 31, 1999 and 1998. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they (1) discuss management's expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; or (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Business Risks," appearing in "Business" in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

GENERAL

ACQUISITION

    Effective January 1, 1999, the Company completed the acquisition of substantially all the assets of Mass Music, Inc., an online seller of music products. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Results of operations for Mass Music, Inc. have been included with those of the Company for periods subsequent to the date of acquisition. The total purchase price of the acquisition was $1,000,000, which consisted of $200,000 in cash and a note payable in the amount of $800,000. In April 1999, the Company converted the note payable into 36,478 shares of the Company's Common Stock.

RESULTS OF OPERATIONS

    TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE TWELVE MONTHS ENDED
     DECEMBER 31, 1998

    Net revenues were $2,060,000 for the twelve months ended December 31, 1999, as compared to $139,000 for the same period in 1998. The Company launched its Web site in November 1997. Revenues generated in 1998 were primarily from advertising sales. Revenues for 1999 were attributed to e-commerce sales including revenues generated by the Company's Mass Music and Audioshop e-commerce web sites, advertising sales and to a lesser extent, revenue sharing opportunities. The Company had no substantial e-commerce or revenue sharing arrangements in 1998. The substantial revenue increase in 1999 was primarily attributable to e-commerce revenue, consisting primarily of the sale of compact discs.

    Cost of products sold through e-commerce exceeded revenue by $324,000 for the twelve months ended December 31, 1999. This was primarily attributable to aggressive pricing to meet competition and to increase market share and high fulfillment costs.

    Operating and development expenses were $3,830,000 for the twelve months ended December 31, 1999, up 199% from $1,283,000 for the same period in 1998. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web sites, use of consulting engineers and amortization of certain of the assets acquired from Mass Music, Inc. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Selling and marketing expenses were $6,298,000 for the twelve months ended December 31, 1999, up 244% from $1,832,000 for the same period in 1998. This increase is primarily attributable to the increased advertising and marketing expenses associated with promoting the Company's Web sites, increased payroll expenses associated with additional sales and marketing staff, as well as increased expenses for public relations. The Company expects selling and marketing expenses to continue to increase substantially in future periods as the Company develops and launches new Web sites and promotes its new and existing Web sites.

    General and administrative expenses ("G&A") were $2,622,000 for the twelve months ended December 31, 1999, up 316% compared to G&A expenses of $631,000 for the same period in 1998. This increase was primarily the result of increased staffing costs, accounting fees, legal fees and expenses incurred in connection with transactions and public company compliance.

    The operating loss was $12,615,000 for the twelve months ended December 31, 1999 compared to an operating loss for the same period in 1998 of $3,611,000, an increase of approximately 249%. As noted above, the increased loss was primarily the result of increased expenditures in the sales and marketing, and operating and development areas, offset by the $1,921,000 increase in revenue. The increased operating loss was anticipated in light of the need to substantially increase expenditures following receipt of the net proceeds from the Company's initial public offering, in order to expand the business.

    Interest expense decreased approximately 49% to $950,000 during the twelve months ended December 31, 1999 from $1,845,000 in the same period in 1998. This decrease was primarily the result of 1998 including amortization of the fair value of the warrants issued in connection with debt to a greater extent than in 1999 as the Company retired a substantial portion of the outstanding debt during 1999. The net carrying value of outstanding debt at December 31, 1998 was $1,328,000 compared to $440,000 on December 31, 1999. Additionally, in 1998 the Company recorded $609,000, related to amortization of beneficial conversion features of convertible debt.

    Interest income increased approximately $884,000 during 1999 compared to 1998 as a result of investing the net proceeds from the IPO and its subsequent warrant call.

    As a result of the factors described above, for the twelve months ended December 31, 1999, the Company incurred a net loss of $12,672,000 compared to a net loss of $5,867,000 for the same period in 1998, an increase of approximately 116%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception almost entirely from the sale of equity and debt securities, supplemented with a bank line of credit. In December 1998, it completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied, and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $333,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. As of December 31, 1999, the Company had $13,152,000 in cash and cash equivalents and investments, $9,524,000 of which was invested in high grade short-term debt instruments. As of December 31, 1999, the Company had $10,223,000 in working capital. The Company currently is financing its daily operations primarily through the application of the net proceeds from the IPO and its subsequent warrant call.

    The Company has issued subordinated convertible promissory notes which bear interest at 8% to 10%, are convertible into Common Stock at rates ranging from $3.25 to $14.39 per share and other non-convertible debt at rates from 8% to 10%. During 1999, the Company converted $240,000 of debt into Common Stock. The carrying value of the remaining debt as of December 31, 1999 was $440,000. The remaining debt is all due on or before June 30, 2000.

    As of December 31, 1999, the Company used $10,303,000 in operating activities compared to $3,478,000 in 1998. This increase was largely due to the significantly increased net loss in 1998, but also reflected increased uses of cash in most aspects of operating activities, other than Common Stock issued for services and amortization of debt discounts and conversion features, which were larger in 1998. The Company also used $10,522,000 in investing activities compared to $55,000 in 1998. The most significant portion of the 1999 increase was from the purchase of held-to-maturity investment securities. Net cash provided by financing activities decreased in 1999, from $16,535,000 in 1998 to $11,446,000 in 1999, primarily because the net proceeds of the Company's initial public offering were received in 1998. The

$11,446,000 received in 1999 was primarily the result of the sale of Common Stock in connection with the warrant call.

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

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 1999, the Company fully provided against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 1999, the Company had approximately $21,899,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2009. Additionally, the Company has approximately $10,335,000 of California net operating loss carryforwards for tax reporting purposes which begin to expire in 2000.

    The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes have occurred or could occur in the future. The sale of the Units sold in the Company's December 1998 IPO constituted such a change in ownership and therefore, utilization of the Company's net operating loss carryforwards may be limited.

IMPACT OF YEAR 2000

    In prior years, the Company implemented a Year 2000 project to address the issue of computer software and hardware correctly processing dates through and beyond the Year 2000. The goal of this project was to ensure that all computer software and hardware that the Company uses or relies upon was retired, replaced or made Year 2000 compliant before December 31, 1999. To date, the Company has not experienced any Year 2000-related operational issues and is not aware of any material potential problems that may arise as a result of Year 2000 issues either from its own internal systems or from the products and services of third parties upon which it relies.

ITEM 7.  FINANCIAL STATEMENTS

    The Balance Sheet of the Company at December 31, 1999 and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1998 and 1999, and the Notes to Financial Statements are located on pages 22 through 37 of this Report. The Report of Independent Certified Public Accountants, Financial Statements and Notes to Financial Statements are incorporated into this Item 7.

                         INDEX TO FINANCIAL STATEMENTS

                                                              FORM 10-KSB
                                                              PAGE NUMBER
                                                              -----------
Report of Independent Certified Public Accountants..........      23

Balance Sheet at December 31, 1999..........................      24

Statements of Operations for the years ended December 31,
1999 and 1998...............................................      25

Statements of Stockholders' Equity for the years ended
December 31, 1999 and 1998..................................      26

Statement of Cash Flows for the years ended December 31,
1999 and 1998...............................................      27

Notes to Financial Statements...............................      28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
audiohighway.com

    We have audited the accompanying balance sheet of audiohighway.com (the "Company"), as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

San Jose, California
April 12, 2000
                                audiohighway.com

                                 BALANCE SHEET

                                 (IN THOUSANDS)

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
                                  ASSETS

Current assets:
  Cash and cash equivalents.................................    $  3,628
  Investments...............................................       9,524
  Accounts receivable, less allowance for doubtful accounts
    of $125.................................................         212
  Accrued interest receivable...............................         236
  Prepaid expenses..........................................         140
                                                                --------
        Total current assets................................      13,740

  Property and equipment, net...............................       1,048
  Note receivable from director.............................         107
  Lease deposits............................................         400
  Other assets, less accumulated amortization of $500.......         500
                                                                --------

TOTAL ASSETS................................................    $ 15,795
                                                                ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt.........................    $    440
  Current portion of capital lease obligations..............          47
  Accounts payable..........................................       1,770
  Accrued expenses and other current liabilities............       1,260
                                                                --------
        Total current liabilities...........................       3,517

Capital lease obligations, less current portion.............         111
                                                                --------
        Total liabilities...................................       3,628

Stockholders' equity:
  Preferred stock, no par value; 5,000 shares authorized;
    none issued.............................................          --
  Common stock, no par value; 50,000 shares authorized;
    5,746 shares issued and outstanding.....................      33,162
  Additional paid-in capital................................       4,194
  Accumulated deficit.......................................     (25,189)
                                                                --------
        Total stockholders' equity..........................      12,167
                                                                --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $ 15,795
                                                                ========

                See accompanying notes to financial statements.

                                audiohighway.com

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Revenues:
  e-commerce................................................  $     6    $  1,601
  Advertising...............................................      133         459
                                                              -------    --------
        Total revenues......................................      139       2,060

Costs and expenses:
  Costs of products sold through e-commerce.................        4       1,925
  Operating and development.................................    1,283       3,830
  Sales and marketing.......................................    1,832       6,298
  General and administrative................................      631       2,622
                                                              -------    --------
        Total costs and expenses............................    3,750      14,675
                                                              -------    --------

Loss from operations........................................   (3,611)    (12,615)

Other income (expense):
  Interest expense..........................................   (1,845)       (950)
  Interest income...........................................       12         896
  Other.....................................................        2          (3)
                                                              -------    --------

        Net loss before extraordinary item..................   (5,442)    (12,672)

Extraordinary loss on conversion of subordinated debt.......      425          --
                                                              -------    --------

        Net loss............................................  $(5,867)   $(12,672)
                                                              =======    ========

Basic and diluted net loss per share from continuing
  operations................................................  $ (4.75)   $  (2.37)
Basic and diluted net loss per share from extraordinary
  item......................................................    (0.37)         --
                                                              -------    --------

Basic and diluted net loss per share........................  $ (5.12)   $  (2.37)
                                                              =======    ========
Shares used in computing basic and diluted net loss per
  share.....................................................    1,146       5,345

                See accompanying notes to financial statements.

                                audiohighway.com

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                       TWO YEARS ENDED DECEMBER 31, 1999

                                                    COMMON STOCK       ADDITIONAL
                                                 -------------------    PAID-IN     ACCUMULATED
                                                  SHARES     AMOUNT     CAPITAL       DEFICIT      TOTAL
                                                 --------   --------   ----------   -----------   --------
Balance at January 1, 1998.....................     944     $ 2,321      $1,884       $ (6,650)   $ (2,445)

  Public Offering of Common Stock, net of
    issuance costs of $2,343...................   2,530      14,052          --             --      14,052
  Conversion of Subordinated Notes and accrued
    interest to Common Stock...................     626       2,730          --             --       2,730
  Issuance of Common Stock from exercise of
    warrants...................................       3          18          --             --          18
  Issuance of Common Stock for services........       1           9          --             --           9
  Beneficial conversion feature on convertible
    notes......................................      --          --         609             --         609
  Issuance of warrants with debt...............      --          --       1,701             --       1,701
  Net loss.....................................      --          --          --         (5,867)     (5,867)
                                                  -----     -------      ------       --------    --------

Balance at December 31, 1998...................   4,104      19,130       4,194        (12,517)     10,807

  Conversion of Subordinated Notes to Common
    Stock......................................      80         240          --             --         240
  Issuance of Common Stock from exercise of
    options and warrants, net of costs of
    $333.......................................   1,526      12,992          --             --      12,992
  Conversion of note payable to Common Stock
    related to the acquisition of Mass Music,
    Inc........................................      36         800          --             --         800
  Net loss.....................................      --          --          --        (12,672)    (12,672)
                                                  -----     -------      ------       --------    --------

Balance at December 31, 1999...................   5,746     $33,162      $4,194       $(25,189)   $ 12,167
                                                  =====     =======      ======       ========    ========

                See accompanying notes to financial statements.

                                audiohighway.com

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(5,867)   $(12,672)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      100         679
    Common Stock issued for services........................        9          --
    Amortization of debt discounts and conversion
      features..............................................    1,948         853
    Provision for doubtful accounts.........................       --         125
    Changes in operating assets and liabilities:
      Accounts receivable...................................      (78)       (257)
      Accrued interest receivable...........................       --        (236)
      Prepaid expenses......................................       (5)        (93)
      Lease deposits........................................       --        (400)
      Accounts payable......................................      305         642
      Accrued expenses and other current liabilities........      110       1,056
                                                              -------    --------
        Net cash used in operating activities...............   (3,478)    (10,303)
Cash flows from investing activities:
  Purchase of held-to-maturity investment securities........       --     (11,529)
  Proceeds on maturity of held-to-maturity investment
    securities..............................................       --       2,005
  Acquisition of Mass Music, Inc............................       --        (200)
  Acquisition of property and equipment.....................      (55)       (691)
  Issuance of note receivable...............................       --        (107)
                                                              -------    --------
        Net cash used in investing activities...............      (55)    (10,522)
Cash flows from financing activities:
  Proceeds from issuance of Common Stock....................   14,070      12,992
  Proceeds from issuance of long term debt..................    2,613          --
  Principal payments on long term debt......................     (148)     (1,501)
  Principal payments on capital lease obligations...........       --         (45)
                                                              -------    --------
        Net cash provided by financing activities...........   16,535      11,446
                                                              -------    --------
        Net increase (decrease) in cash and cash
          equivalents.......................................   13,002      (9,379)
Cash and cash equivalents at beginning of year..............        5      13,007
                                                              -------    --------
Cash and cash equivalents at end of year....................  $13,007    $  3,628
                                                              =======    ========
Cash paid during the year for:
  Interest..................................................  $    87    $     88
                                                              =======    ========
  Income taxes..............................................  $    --    $     --
                                                              =======    ========
Noncash investing and financing activities:
  The Company acquired equipment under capital lease obligations totaling $203 during the year ended December 31, 1999.
  The Company converted Subordinated Notes and accrued interest thereon of $240 and $2,730 to Common Stock during the years ended December 31, 1999 and 1998, respectively.
  The Company converted an $800 note payable to Common Stock in connection with the acquisition of Mass Music, Inc. during the year ended December 31, 1999.

                See accompanying notes to financial statements.

                                audiohighway.com

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    audiohighway.com (the "Company") is an online retailer and a global Internet media company that offers a library of pre-recorded audio content via the World Wide Web (the "Web"). The Company contracts with an outside vendor for fulfillment services to deliver e-commerce products to customers and therefore maintains no inventories. The Company was incorporated in California in 1994 and conducts its business within one operating segment.

    REVENUE RECOGNITION

    The Company's revenues are derived principally from the e-commerce sale of music products, primarily compact discs, through the Company's Web site. Revenues from sales of music products are recognized at the time of shipment of music products. Revenues also include audio commercials included in its downloaded programming ("deliveries") and from the sale of banner advertisements, both on short-term contracts. Advertising revenues on both banner advertisements and deliveries are recognized in the period in which the advertisement is delivered, provided that collection of the resulting receivable is probable. Advertisers are charged on a per impression or delivery basis or for a fixed number of impressions as specified in the contract. The Company generally does not guarantee a minimum number of impressions or deliveries. Revenue sharing agreements with advertisers may provide that the Company receive revenues from e-commerce transactions. These revenues are recognized by the Company upon notification from the advertiser of revenues earned.

    OPERATING AND DEVELOPMENT

    Operating and development expenses consist primarily of data communications expenses, content and software licensing fees, operating supplies, related overhead and expenses incurred by the Company to maintain, monitor and manage the Company's Web site. The Company recognizes Web site development costs in accordance with Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of Web site content are included in operating and development expenses in the accompanying statements of operations.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expenses totaled $343 and $1,816 for 1998 and 1999, respectively.

    CASH AND CASH EQUIVALENTS

    All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. Cash equivalents include short term investments in low risk investment grade securities.

                                audiohighway.com

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENTS

    Investments in debt securities purchased with maturities greater than three months are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, and related amendments. Held-to-maturity investments are debt securities that the Company has the positive intent and ability to hold to maturity. These investments are recorded at cost adjusted for amortization of premiums and accretion of discounts.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. Substantially all of the Company's cash and cash equivalents and investments are managed by one financial institution. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

    PROPERTY AND EQUIPMENT

    Property and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. For leasehold improvements, amortization is computed over the shorter of the lease terms or the estimated useful lives of the improvements.

    INCOME TAXES

    Income taxes are computed using an asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided against deferred tax assets when realization of the asset is not expected.

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and complies with the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

                                audiohighway.com

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash and cash equivalents, accounts receivable, accrued interest receivable, and trade payables approximates carrying value due to the short term nature of such instruments. The fair value of the related party note receivable is not determinable because of the related party nature of the instrument. The fair value of investment securities are based on quoted market prices of comparable instruments. The carrying amount and estimated fair value of investment securities as of December 31, 1999 was $9,524 and $9,516, respectively. The fair value of long-term obligations, including subordinated debt, approximates carrying value based on terms available for similar instruments.

    RECLASSIFICATIONS

    Certain reclassifications have been made to 1998 amounts and disclosures to conform to the 1999 presentation.

NOTE 2--ACQUISITION OF MASS MUSIC, INC.

    Effective January 1, 1999, the Company completed the acquisition of substantially all the assets of Mass Music, Inc., which markets and sells music products through its Internet site. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Results of operations for Mass Music, Inc. have been included with those of the Company for periods subsequent to the date of acquisition. The total purchase price of the acquisition was $1,000 which consisted of $200 in cash and a note payable in the amount of $800. In April 1999,
                                audiohighway.com

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--ACQUISITION OF MASS MUSIC, INC. (CONTINUED) the Company converted the note payable into 36 shares of the Company's Common Stock. The purchase price was allocated to the assets acquired based on their estimated fair values as follows:

Customer lists..............................................   $  874
Software operating systems..................................      102
Other.......................................................       24
                                                               ------
Total.......................................................   $1,000
                                                               ======

    Customer lists and other intangible assets are amortized on a straight-line basis over a period of two years. Amortization expense for the year ended December 31, 1999 was $500.

    The following unaudited pro-forma results of operations for the year ended December 31, 1998 assume that the purchase occurred on January 1, 1998.

Revenues....................................................  $   929
Net loss before extraordinary item..........................  $(6,031)
Net loss....................................................  $(6,456)
Basic and diluted net loss per share from continuing
  operations................................................  $ (5.26)
Basic and diluted net loss per share from extraordinary
  item......................................................  $ (0.37)
Basic and diluted net loss per share........................  $ (5.63)

NOTE 3--BALANCE SHEET COMPONENTS

    Investments

    The amortized cost, unrealized gains and losses, and fair values of the Company's held-to-maturity investment securities at December 31, 1999 are summarized as follows:

                                                     GROSS        GROSS      ESTIMATED
                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                         COST        GAINS        LOSSES       VALUE
                                       ---------   ----------   ----------   ---------
Corporate Debt Securities............   $1,004     $      --        $4        $1,000
U.S. State Debt Securities...........    8,520            --         4         8,516
                                        ------     ---------        --        ------
                                        $9,524     $      --        $8        $9,516
                                        ======     =========        ==        ======

    The following table lists the maturities of debt securities held at December 31, 1999 classified as held-to-maturity:

                                                         HELD-TO-MATURITY
                                               -------------------------------------
                                               AMORTIZED COST   ESTIMATED FAIR VALUE
                                               --------------   --------------------
Due in one year or less......................      $9,524              $9,516

                                audiohighway.com

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--BALANCE SHEET COMPONENTS (CONTINUED)
    Property and Equipment:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
  Computers and equipment...................................     $1,085
  Computers and equipment held under capital leases.........        203
  Furniture and fixtures....................................        113
  Leasehold improvements....................................         31
                                                                 ------
                                                                  1,432
  Less: accumulated depreciation and amortization...........       (384)
                                                                 ------
                                                                 $1,048
                                                                 ======

    The accumulated depreciation associated with computers and equipment held under capital lease was $24 at December 31, 1999.

    Accrued Expenses and Other Current Liabilities:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
  Compensation costs........................................     $  723
  Interest..................................................        149
  Litigation settlements....................................        250
  Other.....................................................        138
                                                                 ------
                                                                 $1,260
                                                                 ======

NOTE 4--LONG TERM DEBT

    Prior to 1999, the Company issued promissory notes (the "Notes") bearing interest at rates ranging from 8% to 10%, convertible into Common Stock at rates ranging from $3.25 to $14.39 per share. During 1999, the Company converted $240 of the Notes into Common Stock. During 1998, the Company converted $2,466 of the Notes and accrued interest of $264 into Common Stock, including $1,738 that immediately converted upon closing of the Company's initial public offering in December 1998. The remaining Notes are all due by June 30, 2000. Officers and directors of the Company had purchased $130 of the Notes, of which none are outstanding at December 31, 1999.

    The Company has issued 1,221 warrants to purchase shares of Common Stock in connection with the issuance and conversion of the Notes and for guarantees provided by stockholders. As of December 31, 1999, 963 warrants are outstanding. The Company calculated the fair value of the warrants at the date of issuance and is amortizing this amount as interest expense over the life of the related debt.

                                audiohighway.com

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4--LONG TERM DEBT (CONTINUED)

    The carrying value of the debt is as follows:

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Debt principal..............................................      $ 617
Unamortized discount........................................       (177)
                                                                  -----
Carrying value..............................................      $ 440
                                                                  =====

NOTE 5--CAPITALIZED LEASE OBLIGATIONS

    The Company leases certain computers and equipment, which have been capitalized. The leases are non-cancelable and expire on various dates through 2004. The following is a schedule, by years, of future minimum payments under capital leases together with the present value, calculated at the Company's incremental borrowing rate at the inception of the leases, of future minimum rentals as of December 31, 1999:

Year ended December 31,
  2000......................................................  $ 61
  2001......................................................    58
  2002......................................................    43
  2003......................................................    37
  2004......................................................     5
                                                              ----
Total minimum lease payments................................   204
Amount representing interest................................   (46)
Current portion of capital lease obligations................   (47)
                                                              ----
Present value of long term obligations under capital
  leases....................................................  $111
                                                              ====

NOTE 6--STOCKHOLDERS' EQUITY

    In December 1998, the Company completed an initial public offering (IPO) whereby 2,530 units were sold at a price of $6.50. Each unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock at $9.75 (the "Unit Warrants", collectively the "Units"). The net proceeds received by the Company totaled $14,052. The Unit Warrants contained a call provision, which was exercised by the Company in January 1999 (the "Warrant Call"). The Warrant Call and other warrant exercises resulted in net proceeds to the Company of approximately $12,992. As a result of the Warrant Call no Unit Warrants are outstanding as of December 31, 1999.

    The underwriter of the initial public offering was granted a warrant to acquire 220 Units, exercisable at $7.80 per Unit (the "Representative's Warrants"). The Representative's Warrants expire in December 2003 and all of them remain outstanding as of December 31, 1999.

                                audiohighway.com

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)
    The Board of Directors and the stockholders approved a 1 for 3.837 reverse split of the Common Stock that was effective on December 11, 1998. All references to the number of shares of Common Stock, weighted average common shares, and per share amounts in the accompanying financial statements and notes reflect this reverse split.

    The 1996 Stock Option Plan (the "Plan") allows for the issuance of incentive stock options, non-qualified stock options and stock purchase rights to purchase shares of the Company's Common Stock. During 1999, the Plan was amended and the Company reserved for issuance an aggregate of 1,800 shares under the Plan and 1,535 shares remain available for granting at December 31, 1999.

    Under the Plan, incentive stock options may be granted to employees, directors, and officers of the Company, and non-qualified stock options and stock purchase rights may be granted to consultants, employees, directors, and officers of the Company. Options granted under the Plan are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the Plan generally vest within 3 to 5 years.

    The Company has also granted options and warrants to purchase Common Stock outside of the Plan to employees, directors and consultants. These instruments generally vest within 3 to 5 years.

    Stock option and warrant activity, excluding warrants issued in connection with long term debt, the Unit Warrants, and the Representative's Warrants, is summarized as follows:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                                               SHARES     PRICE
                                                              --------   --------
Balance at January 1, 1998..................................    272       $ 6.98
  Granted...................................................    164         6.50
  Exercised.................................................     --           --
  Cancelled.................................................    (31)       13.19
                                                                ---       ------

Balance at December 31, 1998................................    405         6.29
  Granted...................................................     --           --
  Exercised.................................................    (47)        5.88
  Cancelled.................................................     (3)        6.50
                                                                ---       ------

Balance at December 31, 1999................................    355       $ 6.49
                                                                ===       ======

                                audiohighway.com

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options and warrants outstanding as of December 31, 1999:

                                             WEIGHTED
                                WEIGHTED     AVERAGE                    WEIGHTED
   RANGE OF                     AVERAGE     REMAINING                   AVERAGE
   EXERCISE         NUMBER      EXERCISE   CONTRACTUAL      NUMBER      EXERCISE
     PRICE        OUTSTANDING    PRICE     TERM (YEARS)   EXERCISABLE    PRICE
---------------   -----------   --------   ------------   -----------   --------
$ 1.92 - $ 5.76       155        $ 4.46           4           155        $ 4.46
$ 5.77 - $11.50       153        $ 6.50           9           147        $ 6.50
$11.51 - $14.39        47        $13.11           8            40        $13.39
                      ---                                     ---
                      355                                     342
                      ===                                     ===

    The following table depicts the pro forma results of operations had compensation expense been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             1998       1999
                                                           --------   --------
Net loss
  As reported............................................  $(5,867)   $(12,672)
  Pro forma..............................................  $(6,305)   $(13,090)

Basic and diluted net loss per share
  As reported............................................  $ (5.12)   $  (2.37)
  Pro forma..............................................  $ (5.50)   $  (2.45)

    Prior to the Company's initial public offering, the fair value of each option grant has been determined on the date of grant using the minimum value method. After the Company's initial public offering, the fair value of option grants has been determined using the Black-Scholes option pricing model. The weighted average fair value of options and warrants granted to employees was $5.84 for 1998. The following weighted average assumptions were used to perform the calculations: expected life of 3 years; interest rate of 5.5%, volatility of 200% (for grants after the initial public offering) and no dividend yield. The pro forma disclosures may not be representative of pro forma effects on reported financial results for future years.

                                audiohighway.com

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7--INCOME TAXES

    No provision for federal and state income taxes has been recorded, as the Company has incurred net operating losses through December 31, 1999. The following table sets forth the primary components of deferred tax assets at December 31, 1999:

Net operating loss and credit carryforwards.................  $ 8,353
Valuation allowance.........................................   (8,353)
                                                              -------
                                                              $    --
                                                              =======

    At December 31, 1999, the Company fully provided against its deferred tax assets. The valuation allowance was increased by $4,429 during the year ended December 31, 1999. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 1999, the Company had approximately $21,899 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2009. Additionally, the Company has approximately $10,335 of California net operating loss carryforwards for tax reporting purposes which will expire beginning in 2000.

    Federal and state laws impose restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code. As a result of the initial public offering, the Company believes an ownership change has occurred and utilization of the net operating losses may be limited.

NOTE 8--COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS

    Litigation

    In August 1999, Spirit Partners, L.P. and Gaines Berland, Inc, filed suit against the Company in the Supreme Court of the State of New York seeking damages according to proof, punitive damages in the amount of $3,000, attorneys' fee, costs and equitable relief, based on allegations of breach of contract, negligent misrepresentation and deceptive trade practices relating to the Company's redemption of its publicly traded warrants during February 1999. The Company removed the case to the United States District Court for the Southern District of New York. Due to the nature of litigation generally and because the lawsuit is at an early stage, the Company cannot estimate the total expense, possible damages or settlement value, if any, that may ultimately be incurred in connection with the suit. However, the Company believes that the suit is wholly without merit, intends to vigorously oppose the suit and believes that the matter will not have a material adverse effect on the Company's results of operations or financial condition.

    The Company is engaged in various other claims and legal actions arising out of the normal course of business, either as plaintiff or defendant. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.

                                audiohighway.com

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8--COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS (CONTINUED) Operating Leases

    The Company leases various operating facilities and equipment under noncancelable operating lease agreements that expire at various dates though 2004. A portion of the operating facilities is subleased under a lease which expires in 2001. Total future minimum sublease rentals amount to $329. Rent expense under these operating lease agreements totaled $429 and $1,213 in 1998 and 1999, respectively.

    The future minimum rental commitments, excluding sublease income, under operating lease agreements are as follows:

Year ended December 31,
  2000......................................................  $1,148
  2001......................................................   1,186
  2002......................................................   1,161
  2003......................................................   1,080
  2004......................................................     931
                                                              ------
Total future minimum lease payments required................  $5,506
                                                              ======

    Concentrations

    During the year, the Company entered into a distribution agreement in which a single outside vendor provides direct-to-customer order fulfillment services for e-commerce orders placed over the Web. The original terms of the agreement expired on December 31, 1999; however the agreement provides that the term will automatically be renewed for a subsequent one-year term, unless the Company or the outside vendor provides notice to the other party at least 30 days prior to December 31, 1999 or any subsequent one-year term of its intent not to renew the agreement. Although management believes other vendors could provide fulfillment services on similar terms, it believes a change in the outside vendor could adversely affect operating results by causing a delay in fulfilling orders and a possible loss of e-commerce revenues.

NOTE 9--RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1998 and 1999, the Company incurred $264 and $713, respectively, in expenses to TDP, Inc., for software consulting and systems development expenses. Mr. Rehki, a member of the Board of Directors of the Company, was the Chief Executive Officer of TDP, Inc. until February 1999. As of December 31, 1999, $85 of this amount was unpaid.

    On February 23, 1999, the Company made an unsecured loan to Mr. Rehki in the amount of $107, bearing interest at the rate of 10% per annum and due February 23, 2000. In February 2000, the Company extended the maturity date of the unsecured loan to February 23, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The executive officers and directors of the Company as of March 24, 2000 are as follows:

NAME                                       AGE                           POSITIONS
----                                     --------   ---------------------------------------------------
Nathan M. Schulhof.....................     50      President, Chief Executive Officer and Director
Grant Jasmin(1)........................     48      Executive Vice President, Chief Operating Officer,
                                                    Vice President Finance, Secretary and Director
Robert S. Leff.........................     53      Director
Lee M. Gammill(2)......................     63      Director
Muninderpal Rehki(1)(2)................     50      Director
Marvin M. Reiss........................     55      Director
Gregory Sutyak.........................     43      Chief Financial Officer
Theodore Richards......................     53      Vice President and Creative Director

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

    Mr. Rehki has served as a Director of the Company since April 1998. Since February 1999, Mr. Rehki has been an independent business consultant. Mr. Rehki was Chief Executive Officer of TDP, Inc., a high technology software consulting firm, from January 1998 until February 1999. From October 1997 to January 1998, he was Chief Executive Officer of TransWeb, a software consulting firm to the medical industry. TransWeb is a wholly-owned subsidiary of CyberPlus, an Internet-based software medical support company in which Mr. Rehki served as Chief Executive Officer and Director from February 1996 to

October 1997. From December 1993 to January 1996, Mr. Rehki was Vice President of Operations for Intellimatch, Inc., an Internet-based human resources company. Mr. Rehki received a Bachelor of Arts degree in Economics and a Master of Arts degree in Economics from Christ Church College, India.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a class of the Company's equity securities registered under the Exchange Act, to file with the Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of this information, including written representations that no other reports were required, the Company believes that during the fiscal year ended
December 31, 1999, each of the Company's executive officers, directors and holders of ten percent or more of the Company's Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act. However, each of Messrs. Schulhof, Jasmin and Leff filed Amended Form 3s during February 2000 to reflect an inadvertent mistake with respect to the application of the December 11, 1998 reverse stock split on warrants originally reported on the Form 3s filed on December 17, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid during the Company's fiscal year ended December 31, 1999 to the Company's Chief Executive Officer and to each of the other three executive officer who received salary and bonus in excess of $100,000 in 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL              LONG TERM
                                                        COMPENSATION         COMPENSATION
                                                     -------------------   -----------------    ALL OTHER
                                                      SALARY     BONUS          AWARDS         COMPENSATION
NAME AND PRINCIPAL POSITION                 YEAR       ($$)       ($$)     OPTIONS/SAR'S (#)       ($$)
---------------------------               --------   --------   --------   -----------------   ------------
Nathan M. Schulhof......................    1999     200,000    100,000         175,000                --
  Chief Executive Officer and               1998     170,500     75,000          20,850                --
  President                                 1997     157,500         --              --                --

Grant Jasmin............................    1999     196,000    107,500         175,000                --
  Executive Vice President,                 1998     140,000     37,500          20,850           172,000*
  Chief Operating Officer and               1997     108,000         --              --                --
  Vice President, Finance

Theodore Richards.......................    1999     144,000     50,000          75,000                --
  Vice President and                        1998     114,500     31,000              --                --
  Creative Director                         1997      99,500      4,000              --                --

Greg Sutyak.............................    1999     120,000     50,000          75,000                --
  Chief Financial Officer                   1998      66,000     10,000              --                --
                                            1997          --         --              --                --

------------------------

 * Represents payroll accrued during earlier periods which was paid during 1998.

    DIRECTORS' COMPENSATION

    Each non-employee director receives an automatic option to purchase 75,000 shares of common stock upon election to the Board and an automatic additional annual grant of options to purchase 10,000 shares of common stock at a price equal to the fair market value on the date of grant.

    EMPLOYMENT AGREEMENTS

    The Company presently has no formal employment agreements with any of the Named Executive Officers.

STOCK OPTION GRANTS AND EXERCISES

    At the 1999 annual meeting of shareholders, the shareholders approved an increase in the number of shares available under the Company's 1996 Stock Option Plan (the "1996 Plan"), authorizing the grant of up to 1,800,000 options. The 1996 Plan was adopted to promote and advance the interests of the Company and its shareholders by (i) enabling the Company to attract, retain and reward managerial and other key employees, non-employees and directors and
(ii) strengthening the mutuality of interests between participants in the 1996 Plan and the shareholders of the Company in its long-term growth, profitability and financial success by offering stock options.

    The following table sets forth information regarding the grant of stock options during the year ended December 31, 1999 to the Named Executive Officers:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                                                 NUMBER OF
                                                 SECURITIES    PERCENT OF TOTAL
                                                 UNDERLYING        OPTIONS
                                                OPTIONS/SARS      GRANTED TO      EXERCISE OR
                                                  GRANTED        EMPLOYEES IN     BASE PRICE    EXPIRATION
                                                    (#)          FISCAL YEAR       ($/SHARE)       DATE
                                                ------------   ----------------   -----------   ----------
Nathan M. Schulhof............................     175,000             25%           $5.50        3/12/09
Grant Jasmin..................................     175,000             25%           $5.50        3/12/09
                                                    50,000              7%           $6.50       12/18/08
                                                    25,000              4%           $7.50        3/12/09
Theodore Richards.............................
                                                    50,000              7%           $6.50       12/18/08
                                                    25,000              4%           $7.50        3/12/09
Gregory Sutyak................................

    The following table sets forth information regarding exercises of stock options and other related information as of the year ended December 31, 1999 by the executive officers named in the Summary Compensation Table:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE

                                                              NUMBER OF UNEXERCISED       VALUE OF IN-THE-MONEY
                                                             OPTIONS/SARS AT FISCAL      OPTIONS/SARS AT FISCAL
                                     SHARES                         YEAR-END                    YEAR-END
                                   ACQUIRED ON    VALUE     -------------------------   -------------------------
NAME                                EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                               -----------   --------   -------------------------   -------------------------
Nathan M. Schulhof...............         0      $     0      20,850             0        43,003(1)          0(1)
                                                              20,850             0        58,432(2)          0(2)
                                                             128,125        46,875       392,383(3)    143,554(3)

Grant Jasmin.....................         0      $     0      20,850             0        43,003(1)          0(1)
                                                              20,850             0        58,432(2)          0(2)
                                                             128,125        46,875       392,383(3)    143,554(3)

Theodore Richards................         0      $     0      26,062             0        73,039(2)          0(2)
                                                              18,750        31,250        64,453(1)     38,672(1)
                                                               4,167        20,833         4,427(4)     22,135(4)

Gregory Sutyak...................         0      $     0      18,750        31,250        64,453(1)     38,672(1)
                                                               4,167        20,833         4,427(4)     22,135(4)

------------------------

(1) Calculated as the difference between the fair market value of the Common Stock at December 31, 1999 of $8 9/16 and the option exercise price of $6.50 per share.

(2) Calculated as the difference between the fair market value of the Common Stock at December 31, 1999 of $8 9/16 and the option exercise price of $5.76 per share.

(3) Calculated as the difference between the fair market value of the Common Stock at December 31, 1999 of $8 9/16 and the option exercise price of $5.50 per share.

(4) Calculated as the difference between the fair market value of the Common Stock at December 31, 1999 of $8 9/16 and the option exercise price of $7.50 per share.

ITEM 11.  SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 2000 with respect to the shares of Common Stock beneficially owned by (i) persons known by the Company to own more than five percent of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Named Executive Officers (see "Executive Compensation") and (iv) all directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals.

NAME & ADDRESS OF DIRECTORS                            NUMBER OF SHARES
& 5% SHAREHOLDERS (2)                               BENEFICIALLY OWNED (1)   PERCENT
---------------------------                         ----------------------   --------
Nathan M. Schulhof................................           508,112(3)         7.7%
Grant Jasmin......................................           394,769(3)         6.0%
Gregory Sutyak....................................            37,599(4)           *
Theodore Richards.................................            55,752(5)           *
Robert S. Leff....................................           157,176(6)         2.5%
Lee M. Gammill....................................            63,562(7)           *
Muninderpal Rehki.................................            98,500(6)           *
Marvin M. Reiss...................................           182,847(8)         1.5%
All Executive Officers and Directors as a Group (8
  persons)........................................         1,277,871(9)        18.2%

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

(2) The address of Messrs. Schulhof, Jasmin, Sutyak, Richards, Leff, Gammill, Rehki and Reiss is c/o audiohighway.com, 20300 Stevens Creek Boulevard, Suite 100, Cupertino, California 95014.

(3) Includes 179,200 shares of Common Stock issuable upon exercise of outstanding warrants and options exercisable within 60 days of March 31, 2000.

(4) Includes 27,084 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 31, 2000.

(5) Includes 53,146 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days of March 31, 2000.

(6) Includes 37,500 shares of Common Stock issuable upon exercise of outstanding warrants exercisable within 60 days of March 31, 2000.

(7) Includes 63,562 shares of Common Stock issuable upon exercise of outstanding warrants and options exercisable within 60 days of March 31, 2000.

(8) Includes (i) 75,737 shares of Common Stock issuable upon exercise of outstanding warrants and options exercisable within 60 days of March 31, 2000, (ii) 32,828 shares of Common Stock issuable upon exercise of outstanding warrants exercisable within 60 days of March 31, 1999 held by Susan L. Reiss, Mr. Reiss's spouse.

(9) Includes 685,757 shares of Common Stock issuable upon exercise of outstanding warrants and options exercisable within 60 days of March 31, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From October 1996 through June 1998, Marvin M. Reiss, a director of the Company since October 1998, together with his wife, invested in the Company from time to time by purchasing Common Stock and by participating in certain of the Company's convertible promissory note offerings. During the three year period ended December 31, 1999, Mr. Reiss invested a total of $350,000, all of which occurred prior to 1999. For his various investments, he received 10% convertible notes and warrants to purchase an aggregate of 23,589 shares of the Company's Common Stock. The warrants are exercisable at exercise prices ranging from $4.88 to $7.67.

    The Company incurred $265,221 and $713,122 in expenses to TDP, Inc., during 1998 and 1999, respectively for software consulting and systems development expenses. Mr. Rehki, a member of the Board of Directors of the Company, was the CEO of TDP, Inc. until February 1999.

    On February 23, 1999, the Company made an unsecured loan to Mr. Rehki in the amount of $107,250 bearing interest at the rate of 10% per annum due
February 23, 2001.

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

     3.1.3(2)    Certificate of Amendment of Articles of Incorporation of the
                   Registrant

     3.1.4(2)    Certificate of Amendment of Articles of Incorporation of the
                   Registrant

     3.2(1)      Bylaws of the Registrant

     4.1(2)      Specimen Common Stock Certificate

     4.2(1)      Form of Representative's Warrants

    10.1(3)      Office Lease dated June 14, 1999 between audiohighway.com
                   and Symantec Corporation for premises located at
                   20300 Stevens Creek Boulevard, Cupertino, California

    10.2(3)      Sublease dated October 1, 1999 between audiohighway.com and
                   Be Here Corporation for premises located at 20300 Stevens
                   Creek Boulevard, Suite 100B, Cupertino, California

    10.3(3)      Landlord's Consent to Sublease of Symantec Corporation dated
                   October 28, 1999

    10.4(1)      High Speed Services agreement dated April 3, 1998 between
                   Audio Highway and UUNET Technologies, Inc.

    10.5(1)      Edge Information Systems Mission Critical Tricord
                   Maintenance Agreement dated March 28, 1997 between Audio
                   Highway and Edge Information Systems, Inc.

    10.6(1)      Settlement Agreement and Mutual Release dated April 24, 1998 between Tricord Systems, Inc. and Audio Highway

    10.7(1)      Mobile Audio Delivery Agreement dated July 13, 1998 between
                   Sycom Technologies, Inc. and Audio Highway

    10.8(3)      Amended and Restated 1996 Stock Option Plan(4)

    10.9(3)      Content Distribution Agreement, dated May 14, 1999 between
                   Dow Jones & Company, Inc. and audiohighway.com

    10.10(3)     Audio File Production Services Agreement, dated as of
                   July 28, 1999 between audiohighway.com and Audio Concepts

    10.11(3)     AEC One Stop Group, Inc. Database License and Consumer
                   Direct Fulfillment Services Agreement, dated as of
                   November   , 1999 between AEC One Stop Group, Inc. and
                   audiohighway.com

    10.12(3)     Distribution and Fulfillment Agreement dated December 10,
                   1999 between audiohighway.com and Ingram Entertainment
                   Inc.

    23(3)        Consent of Grant Thornton LLP

    27.1(3)      Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Registrant's original filing of the Registration Statement on Form SB-2, filed July 24, 1998.

(2) Filed as an exhibit to the Registrant's Pre-effective Amendment No. 2 to the Registration Statement on Form SB-2, filed December 11, 1998.

(3) Filed herewith.

(4) Denotes a contract or compensatory plan or arrangement.

    (b) There were no reports on Form 8-K filed by the Registrant during the last quarter covered by this Report.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2000                                  audiohighway.com

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

    In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               /s/ NATHAN M. SCHULHOF                  President, Chief Executive
     -------------------------------------------         Officer and Director           April 14, 2000
                 Nathan M. Schulhof                      (Principal Executive Officer)

                 /s/ GREGORY SUTYAK                    Chief Financial Officer
     -------------------------------------------         (Principal Accounting and      April 14, 2000
                   Gregory Sutyak                        Financial Officer)

                  /s/ GRANT JASMIN                     Chief Operating Officer, Vice
     -------------------------------------------         President, Finance and         April 14, 2000
                    Grant Jasmin                         Director

                 /s/ ROBERT S. LEFF
     -------------------------------------------       Director                         April 14, 2000
                   Robert S. Leff

                 /s/ LEE M. GAMMILL
     -------------------------------------------       Director                         April 14, 2000
                   Lee M. Gammill

                /s/ MUNINDERPAL REHKI
     -------------------------------------------       Director                         April 14, 2000
                  Muninderpal Rehki

                 /s/ MARVIN M. REISS
     -------------------------------------------       Director                         April 14, 2000
                   Marvin M. Reiss

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                        DESCRIPTION OF EXHIBIT
      -------    ------------------------------------------------------------
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

     3.1.3(2)    Certificate of Amendment of Articles of Incorporation of the
                   Registrant

     3.1.4(2)    Certificate of Amendment of Articles of Incorporation of the
                   Registrant

     3.2(1)      Bylaws of the Registrant

     4.1(2)      Specimen Common Stock Certificate

     4.2(1)      Form of Representative's Warrants

    10.1(3)      Office Lease dated June 14, 1999 between audiohighway.com
                   and Symantec Corporation for premises located at
                   20300 Stevens Creek Boulevard, Cupertino, California

    10.2(3)      Sublease dated October 1, 1999 between audiohighway.com and
                   Be Here Corporation for premises located at 20300 Stevens
                   Creek Boulevard, Suite 100B, Cupertino, California

    10.3(3)      Landlord's Consent to Sublease of Symantec Corporation dated
                   October 28, 1999

    10.4(1)      High Speed Services agreement dated April 3, 1998 between
                   Audio Highway and UUNET Technologies, Inc.

    10.5(1)      Edge Information Systems Mission Critical Tricord
                   Maintenance Agreement dated March 28, 1997 between Audio
                   Highway and Edge Information Systems, Inc.

    10.6(1)      Settlement Agreement and Mutual Release dated April 24, 1998 between Tricord Systems, Inc. and Audio Highway

    10.7(1)      Mobile Audio Delivery Agreement dated July 13, 1998 between
                   Sycom Technologies, Inc. and Audio Highway

    10.8(3)      Amended and Restated 1996 Stock Option Plan(4)

    10.9(3)      Content Distribution Agreement, dated May 14, 1999 between
                   Dow Jones & Company, Inc. and audiohighway.com

    10.10(3)     Audio File Production Services Agreement, dated as of
                   July 28, 1999 between audiohighway.com and Audio Concepts

    10.11(3)     AEC One Stop Group, Inc. Database License and Consumer
                   Direct Fulfillment Services Agreement, dated as of
                   November   , 1999 between AEC One Stop Group, Inc. and
                   audiohighway.com

    10.12(3)     Distribution and Fulfillment Agreement dated December 10,
                   1999 between audiohighway.com and Ingram Entertainment
                   Inc.

    23(3)        Consent of Grant Thornton LLP

    27.1(3)      Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Registrant's original filing of the Registration Statement on Form SB-2, filed July 24, 1998.

(2) Filed as an exhibit to the Registrant's Pre-effective Amendment No. 2 to the Registration Statement on Form SB-2, filed December 11, 1998.

(3) Filed herewith.

(4) Denotes a contract or compensatory plan or arrangement.