Form 10QSB
period 2000-03-31
AUDIO HIGHWAY-COM
filed 2000-05-15
CIK 1030108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED MARCH 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                         COMMISSION FILE NUMBER 1-14697

                            ------------------------

                                AUDIOHIGHWAY.COM

       (Exact name of small business issuer as specified in its charter)

           CALIFORNIA                          77-0377306
 (State or other jurisdiction of             (IRS Employer
 incorporation or organization)           Identification No.)

    20300 STEVENS CREEK BLVD.                    95014
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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                          OUTSTANDING
                         AT APRIL 30,
    CLASS                    2000
-------------            -------------
Common Stock,
no par value               6,416,531

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AUDIOHIGHWAY.COM
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements................................      3

    Condensed Balance Sheets -- March 31, 2000 and
     December 31, 1999......................................      3

    Condensed Statements of Operations -- Three Months Ended
     March 31, 2000 and 1999................................      4

    Condensed Statements of Cash Flows -- Three Months Ended
     March 31, 2000 and 1999................................      5

    Notes to Condensed Financial Statements.................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      7

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................     16

Item 2. Changes in Securities and Use of Proceeds...........     16

Item 3. Defaults Upon Senior Securities.....................     16

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     16

Item 5. Other Information...................................     16

Item 6. Exhibits and Reports on Form 8-K....................     16

Signatures..................................................     17

                        PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                AUDIOHIGHWAY.COM
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                                    (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,331      $  3,628
  Investments...............................................     3,012         9,524
  Accounts receivable, net..................................       321           212
  Other assets..............................................       237           376
                                                              --------      --------
    Total current assets....................................     8,901        13,740
Property and equipment, net.................................     1,262         1,048
Other assets, net...........................................     1,036         1,007
                                                              --------      --------
                                                              $ 11,199      $ 15,795
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long term debt......................  $    312      $    487
  Accounts payable..........................................       832         1,770
  Accrued expenses and other current liabilities............       358         1,260
                                                              --------      --------
    Total current liabilities...............................     1,502         3,517
Long term debt..............................................       150           111
Stockholders' equity
  Preferred Stock, no par value; 5,000 shares authorized;
    none outstanding........................................         0             0
  Common Stock, no par value; 50,000 shares authorized;
    6,380 and 5,746 outstanding, respectively...............    34,593        33,162
  Additional paid-in capital................................     4,387         4,194
  Notes receivable due from stockholders....................      (237)           --
  Accumulated deficit.......................................   (29,196)      (25,189)
                                                              --------      --------
    Total stockholders' equity..............................     9,547        12,167
                                                              --------      --------
                                                              $ 11,199      $ 15,795
                                                              ========      ========

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Net revenues................................................  $   868    $   165
Costs and expenses:
  Costs of products sold through e-commerce.................      644        117
  Operating and development.................................    1,014        698
  Sales and marketing.......................................    2,661        825
  General and administrative................................      567        361
                                                              -------    -------
    Total costs and expenses................................    4,886      2,001
Loss from operations........................................   (4,018)    (1,836)
Other income (expenses):
  Interest (expense) income, net............................       11       (418)
  Other.....................................................        0         (2)
                                                              -------    -------
    Net loss................................................  $(4,007)   $(2,256)
                                                              =======    =======
Basic and diluted net loss per share........................  $ (0.65)   $ (0.49)
Shares used in computing basic and diluted net loss per
  share.....................................................    6,119      4,627

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Net cash used in operating activities.......................  $(4,545)   $(1,769)
                                                              -------    -------
Cash flows from investing activities:
  Proceeds on maturity of held-to-maturity investments......    6,500          0
  Acquisition of property and equipment.....................     (290)      (166)
  Acquisition of business...................................        0       (200)
  Issuance of note receivable...............................     (150)      (200)
                                                              -------    -------
    Net cash provided by (used in) investing activities.....    6,060       (366)

Cash flows from financing activities:
  Repayment of long term debt...............................      (32)    (1,491)
  Proceeds from issuance of common stock....................      220     12,041
                                                              -------    -------
    Net cash provided by financing activities...............      188     10,550
                                                              -------    -------
      Net change in cash and cash equivalents...............    1,703      8,415
Cash and cash equivalents at beginning of period............    3,628     13,007
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 5,331    $21,422
                                                              =======    =======
Supplemental disclosure of non-cash investing and financing
  activities:
  Conversion of debt and accrued interest into common
    stock...................................................  $   412    $    --
                                                              =======    =======
  Issuance of notes to stockholders in lieu of payments for
    warrant exercises.......................................  $   237    $    --
                                                              =======    =======

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

    audiohighway.com (the "Company") is a global Internet media company that offers a library of audio content via the World Wide Web (the "Web"). The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain prior period balances have been reclassified to conform to current period presentation.

NOTE 2 -- EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalents include stock options and warrants and convertible debt. Basic net earnings
(loss) per share is computed by dividing the net earnings (loss) by the number of weighted average common shares outstanding. Diluted earnings (loss) per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method and convertible debt using the if-converted method. A total of 1,320,838 options and warrants were excluded from the diluted earnings per share calculation, as their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the quarterly periods ended March 31, 2000 and 1999. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they (1) discuss our expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Business Risks," later in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

GENERAL

    audiohighway.com ("audiohighway" or the "Company") is an online information and entertainment company which has developed a large and diverse library of audio content available free to the public on the Internet. The Company is implementing a second-generation business model that combines compelling content and e-commerce into an integrated Web platform. Management believes this multi-faceted approach will allow audiohighway to generate user traffic on a cost-effective basis, and convert that traffic into a future profitable revenue stream. Furthermore, management believes that its branding efforts will make its Web site an important destination for accessing and consuming audio and video on the Internet.

    The Company facilitates consumption of video and audio in one of three ways:
(1) a pre-programmed "channel" format, which offers convenient access to a broad range of content; (2) individual selection, which allows users to browse through the content library and listen to their personally-selected choices; and
(3) the Company's My JukeBox product, which allows users to "roll their own" digital audio/video programming via an easy point-and-click management system.

    Using these methods of content distribution, the Company is executing a strategy whereby it attracts user traffic through compelling content, maximizes user retention and visit frequency by offering registered users value-added member services including MP3 enabled e-mail, Internet voice mail and free Web sites. The Company's business plan contemplates converting this user traffic to advertising and e-commerce revenue.

    The Company accelerated this momentum during the first quarter of 2000 with a number of major initiatives, including the development of new content relationships, the introduction of additional member services and a complete upgrade of its e-commerce capabilities, scheduled for launch during the second quarter of 2000. These efforts have resulted in increased traffic to audiohighway.com which the Company hopes will in turn increase future revenues.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH
     31, 1999

    Net revenues were $868,000 for the three months ended March 31, 2000 (the "2000 Quarter"), as compared to $165,000 for the same period in 1999 (the "1999 Quarter"). Company revenues are comprised of two major components; e-commerce sales including revenues generated by the Company's Mass Music and Audioshop Web sites, and advertising sales. E-commerce sales increased to $565,000 for the 2000 Quarter compared to $132,000 for the 1999 Quarter primarily due to increased promotional activity. Advertising sales increased to $303,000 for the 2000 Quarter compared to $33,000 for the 1999 Quarter primarily due to increased traffic.

    Cost of products sold through e-commerce exceeded revenue by $79,000 for the three months ended March 31, 2000. This was primarily attributable to aggressive pricing to meet competition and to increase market share and high fulfillment costs.

    Operating and development expenses were $1,014,000 for the three months ended March 31, 2000, up 45% from $698,000 for the 1999 Quarter. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web site, use of consulting engineers and amortization of certain of the assets acquired from Mass Music, Inc. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Sales and marketing expenses were $2,661,000 for the three months ended March 31, 2000, up 223% from $825,000 for the same period in 1999. This increase is primarily attributable to the increased advertising and marketing expenses associated with promoting the Company's Web sites, increased payroll expenses associated with additional sales and marketing staff. The Company expects sales and marketing expenses to continue to increase substantially in future periods as the Company promotes its Web sites.

    General and administrative expenses ("G&A") were $567,000 for the three months ended March 31, 2000, up 57% compared to G&A expenses of $361,000 for the 1999 Quarter. This increase was primarily the result of increased staffing costs, accounting fees, legal fees and expenses incurred in connection with public company compliance.

    The operating loss was $4,018,000 for the three months ended March 31, 2000 compared to an operating loss for the same period in 1999 of $1,836,000, an increase of approximately 118%. As noted above, the increased loss was primarily the result of increased expenditures in the sales and marketing, and operating and development areas, offset by the $703,000 increase in revenue. The increased operating loss was anticipated in light of the need to substantially increase expenditures to expand the Company's business and its brand identity.

INTEREST INCOME

    There was net interest income of $11,000 during the three months ended
March 31, 2000 compared to net interest expense of $418,000 in the 1999 Quarter. This was primarily the result of retiring a substantial portion of the outstanding debt along with amortizing debt discounts through March 31, 1999.

    As a result of the factors described above, for the three months ended March 31, 2000, the Company incurred a net loss of $4,007,000 compared to a net loss of $2,256,000 for the same period in 1999, an increase of approximately 78%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception almost entirely from the sale of equity and debt securities, supplemented with a bank line of credit. In December 1998, it completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied, and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $333,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. As of March 31, 2000, the Company had $8,343,000 in cash and cash equivalents and investments, $3,012,000 of which was invested in high grade short-term debt instruments. As of March 31, 2000, the Company had $7,399,000 in working capital. The Company currently is financing its daily operations primarily through the application of the net proceeds from the IPO and its subsequent warrant call.

    During the three months ended March 31, 2000, the Company used $4,545,000 in operating activities compared to $1,769,000 in 1999. This increase was largely due to the significantly increased net loss in 2000. Also, $6,060,000 was provided by investing activities in the first quarter of 2000 primarily from the proceeds of held-to-maturity investments. By comparison, $366,000 was used in investing activities in the 1999 Quarter. Net cash provided by financing activities decreased in the 2000 Quarter, from $10,550,000 in 1999 to $188,000 in 2000, primarily because the net proceeds of the Company's warrant call were received in 1999. The $188,000 received in 2000 was primarily the result of the exercise of warrants.

    The Company believes that its current financial resources will be sufficient to fund its operations for at least the next 12 months. However, during that period, it may become necessary for the Company to raise additional funds to meet the expenditures required for operating its business. There can be no assurance that presently unforeseen events may result in the Company determining to raise additional funds. If the Company's cash balances and cash generated from operations is insufficient to satisfy its liquidity requirements, the Company may seek to raise such additional funds through public or private equity or debt financings. If additional funds are raised through the issuance of debt securities, these securities could have certain rights, preferences, and privileges senior to holders of Common Stock, and the terms of such debt could impose restrictions on the Company's operations. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders. Additional financing may not be available at all and, if available, such financing may not be obtainable on terms favorable to the Company. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned development and marketing efforts, which could seriously harm its business.

    The Company intends to make significant ongoing investments in research and development for future generation products and services. It also expects to have significant expenditures in sales and marketing and further content acquisition in order to attract customers to its Web site. There is no assurance that the Company's analysis of its capital requirements will be accurate, particularly in light of the fact that it is entering a new business in a new market.

    The Company's future expenditures and capital requirements will depend on a number of factors including the development and implementation of next generation technologies, technological developments on the Internet and the regulatory and competitive environment for Internet based products and services.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 1999, the Company fully provided against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 1999, the Company had approximately $21,899,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2009. Additionally, the Company has approximately

$10,335,000 of California net operating loss carryforwards for tax reporting purposes which will expire beginning in 2000.

    The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards in the event of certain stock ownership changes. The sale of the Units sold in the Company's December 1998 IPO constituted such a change in ownership and therefore, utilization of the Company's net operating loss carryforwards may be limited.

BUSINESS RISKS

    The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this Quarterly Report on Form 10-QSB, in its Annual Report on Form 10-KSB for the year ended December 31, 1999, as well as in other public disclosures of the Company. Any of the following risks could materially and adversely affect our business, operating results and financial condition.

    HISTORY OF LOSSES AND ANTICIPATION OF FUTURE LOSSES. The Company was incorporated in June 1994 to deliver free, personalized audio via the Internet and was in the development stage until the fourth quarter of 1997. The Company first recognized revenues in November 1997 and has recorded increasing net losses each year since its inception. At March 31, 2000 the Company had an accumulated deficit of approximately $29,196,000. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, e-commerce and advertising. Almost none of the companies in these markets have achieved profitability and it is widely believed that many companies never will. To achieve and sustain profitability, the Company must, among other things, (i) provide diverse content of interest to Internet users, (ii) effectively develop new and maintain existing relationships with advertisers, advertising agencies and content providers, (iii) continue to develop and upgrade its technology and network infrastructure; (iv) respond to competitive developments, (v) successfully introduce enhancements to its existing products and services to address new technology standards and developments on the Internet, and (vi) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of desirable content. There can be no assurance that the Company will be successful in addressing these risks and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. For these and other reasons, there is no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

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

    UNCERTAIN ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM. The market for Internet advertising has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The Company's ability to generate advertising revenue will depend on, among other factors, (i) the Company's success in generating traffic from users with demographic characteristics that are attractive to potential advertisers, (ii) the continued development of the Internet as an advertising medium, (iii) pricing of advertising on other Web sites, (iv) the development and expansion of the Company's advertising sales force and (v) the establishment and maintenance of desirable advertising sales agency relationships. Many potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not historically devoted a significant portion of their advertising expenditures to Web-based advertising. There is no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate portions of their budgets to Web-based advertising or, if so persuaded, that they will find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to enable Web-based advertising to become a significant advertising medium. Acceptance of the Internet among advertisers and advertising agencies will also depend, to a large extent, on the level of use of the Internet by consumers and upon growth in the commercial use of the Internet. If widespread commercial use of the Internet does not continue to develop, or if the Internet does not develop as an effective and measurable medium for advertising, the Company's business, results of operations and financial condition could be materially adversely affected.

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

    COMPETITION. The market for information services and entertainment on the Internet and otherwise is highly competitive, and the Company expects that competition will continue to intensify. The Company competes with (i) other Web sites and Internet broadcasters to acquire and provide content to attract users,
(ii) other e-commerce Web sites for the sale of CDs, videos, DVDs, computer products, home electronics and associated products, (iii) online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and (iv) local radio and television stations and national radio and television networks for sales of advertising spots. There is no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company, including those described below, will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

    DEPENDENCE UPON KEY PERSONNEL. The Company's success depends, to a significant extent, upon a number of key employees and consultants. The loss of the services of one or more of these employees or consultants could have a material adverse effect on the business of the Company. In addition, competition for engineers, sales and marketing personnel and other employees needed to successfully run the Company has become increasingly intense in Silicon Valley and compensation payable to the limited number of potential candidates has been escalating. There is no assurance that the Company will be able to hire the highly skilled employees it needs at the time it needs to do such hiring or that it will be able to offer competitive compensation packages to enable the Company to retain such employees. A failure to do so could adversely impact the Company's ability to compete succeed in furthering its business prospects.

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

                          PART II -- OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

    27.1  Financial Data Schedule

    b. Reports on Form 8-K during the quarter ended March 31, 2000:

    During the period covered by this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AUDIOHIGHWAY.COM

                                                       By:            /s/ NATHAN M. SCHULHOF
                                                            -----------------------------------------
                                                                        Nathan M. Schulhof
Date: May 12, 2000                                                   CHIEF EXECUTIVE OFFICER

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