Form 10QSB
period 2000-06-30
AUDIO HIGHWAY-COM
filed 2000-08-11
CIK 1030108

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-14697

                            ------------------------

                                AUDIOHIGHWAY.COM

       (Exact Name of small business issuer as Specified in its Charter)

              CALIFORNIA                                    77-0377306
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

20300 STEVENS CREEK BLVD. CUPERTINO, CA                       95014
    (Address of principal executive                         (Zip Code)
               offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                   OUTSTANDING AT
     CLASS                         JUNE 30, 1999
----------------                   --------------
Shares of Common                     6,418,045
Stock, no par
value

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AUDIOHIGHWAY.COM

                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART 1--FINANCIAL INFORMATION...............................      3

Item 1. Financial Statements................................      3

  Condensed Balance Sheets--June 30, 2000 and December 31,
    1999....................................................      3

  Condensed Statements of Operations--Three Months and Six
    Months Ended June 30, 2000 and 1999.....................      4

  Condensed Statements of Cash Flows--Three Months and Six
    Months Ended June 30, 2000 and 1999.....................      5

  Notes to Condensed Financial Statements...................      6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................      7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................     16

Item 2. Changes in Securities and Use of Proceeds...........     16

Item 3. Defaults Upon Senior Securities.....................     16

Item 4. Submission of Matters to a Vote of Security
Holders.....................................................     16

Item 5. Other Information...................................     16

Item 6. Exhibits and Reports on Form 8-K....................     16

Signatures..................................................     17

                         PART I--FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                AUDIOHIGHWAY.COM
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                           ASSETS                             -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 1,473        $ 3,628
  Investments...............................................      2,000          9,524
  Accounts receivable, net..................................        356            212
  Inventories...............................................        420             --
  Other assets..............................................        332            376
                                                                -------        -------
    Total current assets....................................      4,581         13,740
Property and equipment, net.................................      1,186          1,048
Other assets, net...........................................      1,082          1,007
                                                                -------        -------
                                                                $ 6,849        $15,795
                                                                =======        =======
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long term debt......................    $   218        $   487
  Accounts payable..........................................      1,312          1,770
  Accrued expenses and other current liabilities............        293          1,260
                                                                -------        -------
    Total current liabilities...............................      1,823          3,517
Long term debt..............................................        134            111
Stockholders' equity
  Preferred Stock, no par value; 5,000 shares authorized;
    none outstanding........................................         --             --
  Common Stock, no par value; 50,000 shares authorized;
    6,418 and 5,746 outstanding, respectively...............     34,717         33,162
  Additional paid-in capital................................      4,387          4,194
  Notes receivable due from stockholders....................       (237)            --
  Accumulated deficit.......................................    (33,975)       (25,189)
                                                                -------        -------
    Total stockholders' equity..............................      4,892         12,167
                                                                -------        -------
                                                                $ 6,849        $15,795
                                                                =======        =======

                  See notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM
                       CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS        SIX MONTHS ENDED
                                                             ENDED JUNE 30,           JUNE 30,
                                                           -------------------   -------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
                                                               (UNAUDITED)           (UNAUDITED)
Net revenues.............................................  $   629    $   249    $ 1,497    $   414
Costs and expenses:
  Costs of products sold through e-commerce..............      304        135        948        252
  Operating and development..............................    1,666        611      2,680      1,192
  Sales and marketing....................................    2,801      1,009      5,462      1,951
  General and administrative.............................      667        344      1,234        705
                                                           -------    -------    -------    -------
    Total cost and expenses..............................    5,438      2,099     10,324      4,100
Loss from operations.....................................   (4,809)    (1,850)    (8,827)    (3,686)
Other income (expenses):
  Interest (expense) income, net.........................       30        123         41       (295)
  Other..................................................       --         --         --         (2)
                                                           -------    -------    -------    -------
    Net loss.............................................  $(4,779)   $(1,727)   $(8,786)   $(3,983)
                                                           =======    =======    =======    =======
Basic and diluted net loss per share.....................  $ (0.74)   $ (0.32)   $ (1.40)   $ (0.79)
Shares used in computing basic and diluted net loss per
  share..................................................    6,423      5,474      6,274      5,053

                  See notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Net cash used in operating activities.......................  $(9,384)   $(6,310)
                                                              -------    -------

Cash flows from investing activities:
  Proceeds on maturity of held-to-maturity investments......    7,524         --
  Acquisition of property and equipment.....................     (297)      (331)
  Acquisition of business...................................       --       (200)
  Issuance of note receivable...............................     (150)        --
                                                              -------    -------
    Net cash provided by (used in) investing activities.....    7,077       (531)
Cash flows from financing activities:
  Repayment of long term debt...............................      (72)      (135)
  Proceeds from issuance of common stock....................      224     13,511
                                                              -------    -------
    Net cash provided by financing activities...............      152     13,376
                                                              -------    -------
      Net change in cash and cash equivalents...............   (2,155)     6,535
Cash and cash equivalents at beginning of period............    3,628     13,007
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 1,473    $19,542
                                                              =======    =======
Supplemental disclosure of non-cash investing and financing
  activities
  Conversion of debt and accrued interest into common
    stock...................................................  $   532         --
                                                              =======    =======
  Exercise of warrants for notes............................  $   237         --
                                                              =======    =======

                  See Notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

NOTE 2--EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is based on the weighted average number of common shares and potentially dilutive securities outstanding during the period. Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method and convertible debt using the if-converted method. Potentially dilutive securities have been excluded from the diluted earnings per share calculation at June 30, 2000 as the inclusion would be anti-dilutive as follows:

Warrants and options........................................  2,661,074
Convertible debt............................................     46,513
                                                              ---------
                                                              2,707,587
                                                              =========

NOTE 3--STOCKHOLDERS' EQUITY

    During the six months ended June 30, 2000, the Company issued the following shares of Common Stock:

Exercise of options and warrants............................  484,344
Conversion of debt and accrued liabilities..................  187,838
                                                              -------
                                                              672,182
                                                              =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six month periods ended June 30, 2000 and 1999. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they (1) discuss our expectations about the Company's future performance; (2) contain projections of the Company's future operating results or of the Company's future financial condition; (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Business Risks," later in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

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

    The Company accelerated this momentum during the first half of 2000 with a number of major initiatives, including the development of new content relationships, the introduction of additional member services and a complete upgrade of its e-commerce Web site, Mass Merchandise. These efforts have resulted in increased traffic to audiohighway.com which the Company hopes will in turn increase future revenues.

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
     1999

    Net revenues were $1,497,000 for the six months ended June 30, 2000, as compared to $414,000 for the same period in 1999. Revenues generated in 1999 were attributable to e-commerce and advertising sales. Revenues for the first half of 2000 were attributed to advertising sales on the Company's web sites, e-commerce sales including revenues generated by the Company's new Mass Merchandise web site and increased revenue sharing opportunities.

    Operating and development expenses were $2,680,000 for the six months ended June 30, 2000, up 125% from $1,192,000 for the same period in 1999. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web site use of consulting engineers and amortization of certain of the assets acquired from Mass Music, Inc. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Selling and marketing expenses were $5,462,000 for the six months ended June 30, 2000, up 180% from $1,951,000 for the same period in 1999. This increase is primarily attributable to increased expenses for advertising and marketing associated with promoting the company's Web sites and increased payroll expenses associated with additional sales and marketing staff. The Company expects selling and marketing expenses to remain at current levels in future periods as the Company continues to promote its Web sites.

    General and administrative expenses ("G&A") were $1,234,000 for the six months ended June 30, 2000, up 75% compared to G&A expenses of $705,000 for the same period in 1999. This increase was primarily the result of increased staffing costs, accounting fees, legal fees and expenses incurred in connection with transactions and public company compliance.

    The operating loss was $8,827,000 for the six months ended June 30, 2000 compared to an operating loss for the same period in 1999 of $3,686,000, an increase of approximately 139%. As noted above, the increased loss was primarily the result of increased expenditures in all areas.

    The Company recognized net interest income of approximately $41,000 during the six months ended June 30, 2000 compared to interest expense of $295,000 in the same period in 1999. This was primarily the result of retiring a substantial portion of the outstanding debt on the Company's books. The net carrying value of outstanding debt at June 30, 2000, excluding capital equipment leases, was $145,000 compared to $503,000 on December 31, 1999.

    As a result of the factors described above, for the six months ended
June 30, 2000, the Company incurred a net loss of $8,786,000 compared to a net loss of $3,983,000 for the same period in 1999.

    The Company has no current tax liability and management has determined that the realization of its deferred tax assets is not probable. As such, the Company has provided a full valuation allowance against its deferred tax assets.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
     JUNE 30, 1999

    Net revenues were $629,000 for the three months ended June 30, 2000, compared to $249,000 for the same period in 1999. Revenues generated in 1999 were primarily from e-commerce and advertising sales. Revenues in the second quarter of 2000 were attributed to increased advertising sales and e-commerce, including revenues generated by the Mass Merchandise Web site.

    Operating and development expenses were $1,666,000 for the three months ended June 30, 2000, up 173% from $611,000 for the same period in 1999. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web sites use of consulting engineers and amortization of certain of the assets acquired from Mass Music, Inc. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Selling and marketing expenses were $2,801,000 for the three months ended June 30, 2000, up 178% from $1,009,000 for the same period in 1999. This increase is primarily attributable to increased selling and marketing expenses and increased payroll expenses associated with additional sales and marketing staff. The Company expects selling and marketing expenses to continue to remain at current levels in future periods as the Company continues to promote its Web sites.

    General and administrative expenses ("G&A") were $667,000 for the three months ended June 30, 2000, up 94% compared to G&A expenses of $344,000 for the same period in 1999. This increase was primarily the result of increased costs in accounting fees, legal fees and expenses incurred in connection with transactions and public company compliance.

    The operating loss was $4,809,000 for the three months ended June 30, 2000 compared to an operating loss for the same period in 1999 of $1,850,000, an increase of approximately 160%. As noted above, the increased loss was primarily the result of increased expenditures.

    During the three months ended June 30, 2000 the Company had net interest income of $30,000 compared to net interest income of $123,000 for the same period in 1999. This was primarily the result of amortizing the fair value attributed to warrants issued in connection with outstanding debt over the life of the related debt in the first half of 1999.

    As a result of the factors described above, for the three months ended June 30, 2000, the Company incurred a net loss of $4,779,000 compared to a net loss of $1,727,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception almost entirely from the sale of equity and debt securities, supplemented with a bank line of credit. In December 1998, it completed its initial public offering of securities, in which it sold an aggregate of 2,530,000 units consisting of Common Stock and redeemable Common Stock Purchase Warrants (the "Units"), at an initial public offering price of $6.50 per Unit. The offering netted the Company approximately $14,052,000 after deducting expenses related to the offering. In January 1999, the conditions for redemption set forth in the Common Stock Purchase Warrants were satisfied, and the Company redeemed its outstanding public warrants as of February 22, 1999. As a result, a total of approximately 1,269,000 warrants were exercised, which resulted in gross proceeds to the Company of approximately $12,374,000. The Company paid approximately $333,000 to holders of Warrants who chose not to redeem during the 30-day redemption period. As of June 30, 2000, the Company had $3,473,000 in cash and cash equivalents and investments, $2,000,000 of which was invested in high grade short-term debt instruments. As of June 30, 2000, the Company had $2,758,000 in working capital. The Company currently is financing its daily operations primarily through the application of the net proceeds from the IPO and its subsequent warrant call.

    As of June 30, 2000, the Company used $9,384,000 in operating activities compared to $6,310,000 in 1999. This increase was largely due to the significantly increased net loss in 2000, but also reflected increased uses of cash in most aspects of operating activities, other than Common Stock issued for services and amortization of debt discounts and conversion features, which were larger in 1999. Also, $7,077,000 was provided by investing activities in the first six months of 2000. In contrast, $531,000 was used in investing activities during the same period in 1999. The most significant portion of the 2000 increase was from the proceeds realized upon the sale of our investment securities. During the second quarter of 1999, the Company paid $200,000 in connection with the purchase of substantially all of the assets of Mass Music. Net cash provided by financing activities decreased in the first six months of 2000, from $13,376,000 in 1999 to $152,000 in 2000, primarily because the net proceeds of the Company's warrant call were received in 1999. The $152,000 received in 2000 was primarily the result of the exercise of warrants.

    The Company believes that its current financial resources will not be sufficient to fund its operations for the next 12 months. During that period, it will become necessary for the Company to raise additional funds to meet the expenditures required for operating its business. The Company currently has no firm plans or arrangements for securing the needed additional capital, although it is actively pursuing various options and opportunities. If additional funds are raised through the issuance of debt securities, these securities could have certain rights, preferences, and privileges senior to holders of Common Stock, and the terms of such debt could impose restrictions on the Company's operations. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders. Additional financing may not be available at all and, if available, such financing may not be obtainable on terms favorable to the Company. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned development and marketing efforts, which could seriously harm its business.

    The Company's future expenditures and capital requirements will depend on a number of factors including the development and implementation of next generation technologies, technological developments on the Internet and the regulatory and competitive environment for Internet based products and services.

NET OPERATING LOSS CARRYFORWARDS

    At December 31, 1999, the Company fully provided against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 1999, the Company had approximately $10,603,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2009. Additionally, the Company has approximately $5,301,000 of California net operating loss carryforwards for tax reporting purposes which will expire over the next five years. These carryforwards have increased in 2000 as a result of our losses incurred.

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

    HISTORY OF LOSSES AND ANTICIPATION OF FUTURE LOSSES. The Company was incorporated in June 1994 to deliver free, personalized audio via the Internet and was in the development stage until the fourth quarter of 1997. The Company first recognized revenues in November 1997 and has recorded increasing net losses each year since its inception. At June 30, 2000 the Company had an accumulated deficit of approximately $33,975,000. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of the early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet content, e-commerce and advertising. Almost none of the companies in these markets have achieved profitability and it is widely believed that many companies never will. To achieve and sustain profitability, the Company must, among other things, (i) provide diverse content of interest to Internet users, (ii) effectively develop new and maintain existing relationships with advertisers, advertising agencies and content providers, (iii) continue to develop and upgrade its technology and network infrastructure; (iv) respond to competitive developments, (v) successfully introduce enhancements to its existing products and services to address new technology standards and developments on the Internet, and (vi) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of desirable content. There can be no assurance that the Company will be successful in addressing these risks and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. Furthermore, the Company believes that its current financial resources will not be sufficient to fund its operations for the next 12 months. During that period, it will likely become necessary for the Company to raise additional funds to meet the expenditures required for operating its business. For these and other reasons, there is no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained.

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

    The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) the cost of acquiring and the availability of content,
(ii) price competition in the e-commerce arena, (iii) demand for Internet advertising, (iv) seasonal trends in advertising placements, (v) seasonal trends in the markets for the products offered on the Company's e-commerce sites,
(vi) the advertising cycles for, or the addition or loss of, individual advertisers, (vii) the level of traffic on the Company's Web sites, (viii) the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, (ix) price competition or pricing changes in Internet advertising, (x) the level of and seasonal trends in the use of the Internet, (xi) technical difficulties or system downtime, (xii) the introduction of new products or services by the Company or its competitors and
(xiii) general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media. Any one of these factors could cause the Company's revenues and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could cause significant declines in the Company's quarterly operating results.

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

    RISK OF SYSTEM FAILURE, DELAYS AND INADEQUACY. The performance, reliability and availability of the Company's Web site and network infrastructure are critical to its reputation and ability to attract and retain users, advertisers and content providers. The Company's network infrastructure is located at a single facility in Santa Clara, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, telecommunications failure, Internet breakdowns, break-ins, hackers and similar events. The Company does not presently have redundant facilities or systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced. Any system error or failure that causes interruption in availability of content, access to e-commerce order processing or an increase in response time could result in a loss of potential or existing business services to customers, users, advertisers or content providers and, if sustained or repeated, could reduce the attractiveness of the Company's Web sites to such entities or individuals. In addition, because the Company's Web advertising revenues are directly related to the number of advertisements delivered by the Company to users, system interruptions that result in the unavailability of the Company's Web sites or slower response times for users would reduce the number of advertisements delivered and reduce revenues.

    A sudden and significant increase in traffic on the Company's Web sites could strain the capacity of the software, hardware and telecommunications systems deployed or used by the Company, which could lead to slower response times or system failures. The Company's operations also are, in part, dependent upon receipt of timely feeds from certain of its content providers, and any failure or delay in the transmission or receipt of such feeds, whether due to system failure of the Company, its content providers, satellites or otherwise, could disrupt the Company's operations. The Company is also dependent upon Web browsers, Internet Service Providers ("ISPs") and online service providers ("OSPs") to provide Internet users access to the Company's Web sites. Users may experience difficulties accessing or using the Company's Web sites due to system failures or delays unrelated to the Company's systems. These difficulties may result in intermittent interruption in programming. Any sustained failure or delay could reduce the attractiveness of the Company's Web sites to users, advertisers and content providers. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, results of operations and financial condition.

    SECURITY RISKS. Despite the implementation of security measures, the Company's networks may be vulnerable to unauthorized access, hackers, computer viruses and other disruptive problems. The Company's primary Web site has, on several occasions, suffered brief denial of service interruptions. Although the Company did not suffer any material adverse effects from these incidents, a party who is able to circumvent security measures could misappropriate proprietary information or cause severe interruptions in the Company's Internet operations. ISPs and OSPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. The Company may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although the Company intends to continue to implement security measures, there can be no assurance that measures implemented by the Company will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing the Company's Web sites, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON SHORT-TERM ADVERTISING CONTRACTS. A substantial portion of the Company's Web advertising revenues are derived from short-term contracts. Consequently, many of the Company's advertising customers can cease advertising on the Company's Web sites quickly and without penalty, thereby increasing the Company's exposure to competitive pressures. There is no assurance that the Company's current advertisers will continue to purchase advertisements or that the Company will be able to secure new advertising contracts from existing or future customers at attractive rates or at all. Any failure of the Company to achieve sufficient advertising revenue could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The Company also competes with online services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print for a share of advertisers' total advertising budgets and with other e-commerce Web sites. The Company believes that the principal competitive factors for attracting advertisers include the number of users accessing the Company's Web sites, the demographics of the Company's users, the Company's ability to deliver focused advertising and interactivity through its Web sites and the overall cost-effectiveness and value of advertising offered by the Company. There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition. The number of companies selling Web-based advertising and the available inventory of advertising space have recently increased substantially. Accordingly, the Company has faced increased pricing pressure for the sale of advertisements. Reduction in the Company's Web advertising revenues would have a material adverse effect on the Company's business, results of operations and financial condition.

    Many of the Company's competitors and potential competitors have greater financial, sales and other resources than the Company. There is no assurance that the Company's business strategy will be successful, or that the Company will gain a market share or customer base that will be sufficient to justify continued operations.

    PRODUCT DEVELOPMENT AND TECHNOLOGICAL OBSOLESCENCE. The market for Internet information delivery is characterized by extensive research and development and rapid technological change, frequent new product introductions and technological innovation, resulting in short product life cycles, and evolving industry standards. Development by others of new or improved products, processes or technology may render the Company's products and services less competitive or obsolete. The emerging character of these products and services and their rapid evolution will require the Company to effectively use leading technologies, continue to develop its technological expertise, enhance its current services and continue to improve the performance, features and reliability of its network infrastructure. Changes in network infrastructure, transmission and content delivery methods and underlying software platforms and the emergence of new technologies could dramatically change the structure and competitive dynamic of the market for the Company's products and services. There is no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these or other such developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by the Company to modify or adapt its Web sites and services. A failure by the Company to rapidly respond to technological developments could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    GOVERNMENT REGULATION AND LEGAL UNCERTAINTY. Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as music licensing, broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth or expose the Company to significant liabilities associated with content available on its Web sites. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, content, taxation, defamation and personal injury), will not expose the Company to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on the Company's business, results of operations or financial condition.

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

AUDIOHIGHWAY.COM

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

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.    Exhibits

    27.1   Financial Data Schedule

    b.    Reports on Form 8-K during the quarter ended June 30, 2000:

    During the period covered by this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       audiohighway.com

Date: August 11, 2000                                  By:            /s/ NATHAN M. SCHULHOF
                                                            -----------------------------------------
                                                                        Nathan M. Schulhof
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:               /s/ GREG SUTYAK
                                                            -----------------------------------------
                                                                           Greg Sutyak
                                                                     CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION
     -----------        -----------
  27.1                  Financial Data Schedule