Form 10QSB
period 2000-09-30
AUDIO HIGHWAY-COM
filed 2000-11-14
CIK 1030108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED SEPTEMBER 30, 2000
                                  OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM -------------- TO --------------

                         COMMISSION FILE NUMBER 1-14697

                            ------------------------

                                AUDIOHIGHWAY.COM
       (Exact name of small business issuer as specified in its charter)

                 CALIFORNIA                                     77-0377306
--------------------------------------------   --------------------------------------------
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

          20300 STEVENS CREEK BLVD.
                CUPERTINO, CA                                      95014
--------------------------------------------   --------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

                                 (408) 861-4000
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X                                           No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                                              OUTSTANDING AT
                    CLASS                                   SEPTEMBER 30, 2000
                    -----                                   ------------------
    Shares of Common Stock, no par value                         6,526,044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AUDIOHIGHWAY.COM
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION...............................    3

Item 1. Financial Statements................................    3

  Condensed Balance Sheets--September 30, 2000 and
    December 31, 1999.......................................    3

  Condensed Statements of Operations--Three Months and Nine
    Months Ended September 30, 2000 and 1999................    4

  Condensed Statements of Cash Flows--Nine Months Ended
    September 30, 2000 and 1999.............................    5

  Notes to Condensed Financial Statements...................    6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................    7

PART II. OTHER INFORMATION..................................   17

Item 1. Legal Proceedings...................................   17

Item 2. Changes in Securities and Use of Proceeds...........   17

Item 3. Defaults Upon Senior Securities.....................   17

Item 4. Submission of Matters to a Vote of Security
Holders.....................................................   17

Item 5. Other Information...................................   17

Item 6. Exhibits and Reports on Form 8-K....................   17

Signatures..................................................   18

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                AUDIOHIGHWAY.COM
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $    164        $   3,628
  Investments...............................................         577            9,524
  Accounts receivable, net..................................         427              212
  Inventories...............................................         486               --
  Other assets..............................................         254              376
                                                                --------        ---------
    Total current assets....................................       1,908           13,740
Property and equipment, net.................................       1,143            1,048
Other assets, net...........................................         738            1,007
                                                                --------        ---------
                                                                $  3,789        $  15,795
                                                                ========        =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt......................    $    206        $     487
  Accounts payable..........................................       1,246            1,770
  Accrued expenses and other current liabilities............         293            1,260
                                                                --------        ---------
    Total current liabilities...............................       1,745            3,517

Long term debt..............................................         129              111

Stockholders' equity:
  Preferred Stock, no par value; 5,000 shares authorized;
    none outstanding........................................          --               --
  Common Stock, no par value; 50,000 shares authorized;
    6,526 and 5,746 outstanding, respectively...............      34,717           33,162
  Additional paid-in capital................................       4,656            4,194
  Notes receivable due from stockholders....................        (238)              --
  Accumulated deficit.......................................     (37,220)         (25,189)
                                                                --------        ---------
    Total stockholders' equity..............................       1,915           12,167
                                                                --------        ---------
                                                                $  3,789        $  15,795
                                                                ========        =========

                  See notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS
                                                           NINE MONTHS ENDED           ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                              (UNAUDITED)           (UNAUDITED)
Net revenues............................................  $  1,980   $ 1,027    $   483    $   613

Costs and expenses:
  Cost of products sold through e-commerce..............     1,149        --        201         --
  Operating and development.............................     3,528     2,780        848      1,336
  Sales and marketing...................................     7,351     3,635      1,889      1,684
  General and administrative............................     2,051     1,275        818        570
                                                          --------   -------    -------    -------
    Total costs and expenses............................    14,079     7,690      3,756      3,590

Loss from operations....................................   (12,099)   (6,663)    (3,273)    (2,977)

Other income (expenses):
  Interest (expense) income, net........................        68      (149)        28        146
  Other.................................................        --        (2)        --         --
                                                          --------   -------    -------    -------

    Net loss............................................  $(12,031)  $(6,814)   $(3,245)   $(2,831)
                                                          ========   =======    =======    =======

Basic and diluted net loss per share....................  $  (1.85)  $ (1.30)   $ (0.51)   $ (0.50)
                                                          ========   =======    =======    =======

Shares used in computing basic and diluted net loss per
  share.................................................     6,520     5,247      6,356      5,629
                                                          ========   =======    =======    =======

                  See notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Net cash used in operating activities.......................   (13,501)   (9,182)

Cash flows from investing activities:
  Proceeds on maturity of held-to-maturity investments......     8,947        --
  Acquisition of property and equipment.....................      (341)     (528)
  Acquisition of business...................................        --      (200)
  Repayment of note receivable..............................       107        --
                                                              --------   -------
    Net cash provided by (used in) investing activities.....     8,713      (728)

Cash flows from financing activities:
  Proceeds from (repayment of) long term debt...............       269      (135)
  Proceeds from issuance of common stock....................     1,055    13,785
                                                              --------   -------
    Net cash provided by financing activities...............     1,324    13,650
                                                              --------   -------

    Net change in cash and cash equivalents.................    (3,464)    3,740

Cash and cash equivalents at beginning of period............     3,628    13,007
                                                              --------   -------

Cash and cash equivalents at end of period..................  $    164   $16,747
                                                              ========   =======

Supplemental disclosure of non-cash investing and financing
  activities
  Conversion of debt and accrued interest into common
    stock...................................................  $    532   $    --
                                                              ========   =======
  Exercise of warrants for notes............................  $    237   $    --
                                                              ========   =======

                  See notes to Condensed Financial Statements

                                AUDIOHIGHWAY.COM
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION

    audiohighway.com (the "Company") is a global Internet media company that offers a library of audio content via the World Wide Web (the "Web"). The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain prior period balances have been reclassified to conform to current period presentation.

NOTE 2--LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss by the number of weighted average common shares outstanding. Diluted loss per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method and convertible debt using the if-converted method. Potentially dilutive securities have been excluded from the diluted loss per share calculation at September 30, 2000 as the inclusion would be anti-dilutive as follows:


Warrants and options........................................  2,605,574
Convertible debt............................................     46,513
                                                              ---------
                                                              2,652,087
                                                              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine month periods ended September 30, 2000 and 1999. The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB and in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Some of the information in this Report contains forward-looking statements which involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Investors should read statements that contain these or similar words carefully because they
(1) discuss our expectations about the Company's future performance;
(2) contain projections of the Company's future operating results or of the Company's future financial condition; and (3) state other "forward-looking" information. The Company believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Company is not accurately able to predict or over which it has no control. The risk factors discussed in "Business Risks," later in this Report, as well as any cautionary language in this Report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements. Additional risks will be described from time to time in the Company's other filings with the SEC. Investors should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Report and in the Company's other periodic SEC filings could have a material and adverse effect on its business, results of operations and financial condition.

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

    Using these methods of content distribution, the Company is executing a strategy whereby it attracts user traffic through compelling content, maximizes user retention and visit frequency by offering registered users value-added member services including MP3-enabled e-mail, Internet voice mail and free Web sites. The Company's business plan contemplates leveraging this user traffic in a manner that gives opportunities to increase advertising and e-commerce revenue.

    The Company accelerated this momentum during the first half of 2000 with a number of major initiatives, including the development of new content relationships, the introduction of additional member services and a complete upgrade of its e-commerce Web site, Mass Merchandise. These efforts have resulted in increased traffic to audiohighway.com, which the Company hopes will, in turn, increase future revenues. However, the Company requires additional capital in order to fund its operations, the sources of which are currently uncertain.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    Net revenues were $1,980,000 for the nine months ended September 30, 2000, as compared to $1,027,000 for the same period in 1999, an increase of 92%. Net revenues generated in 1999 were attributable to e-commerce and advertising sales. Net revenues for the comparable period of 2000 were attributable to advertising sales on the Company's Web sites, e-commerce sales, including revenues generated by the Company's new Mass Merchandise Web site and increased revenue sharing opportunities.

    Operating and development expenses were $3,528,000 for the nine months ended September 30, 2000, up 27% from $2,780,000 for the same period in 1999. This increase was primarily the result of increased payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web sites, use of consulting engineers and amortization of certain of the assets acquired from Mass Music, Inc. in March 1999. The Company employs outside consulting engineers to facilitate a portion of its development effort.

    Sales and marketing expenses were $7,351,000 for the nine months ended September 30, 2000, up 102% from $3,635,000 for the same period in 1999. This increase is primarily attributable to increased expenses for advertising and marketing associated with promoting the Company's Web sites and increased payroll expenses associated with additional sales and marketing staff. The Company expects sales and marketing expenses to decline in future periods as the Company attempts to conserve cash.

    General and administrative expenses ("G&A") were $2,051,000 for the nine months ended September 30, 2000, up 61% compared to G&A expenses of $1,275,000 for the same period in 1999. This increase was primarily the result of increased staffing costs, accounting fees, legal fees and expenses incurred in connection with transactions and public company compliance.

    The operating loss was $12,099,000 for the nine months ended September 30, 2000 compared to an operating loss for the same period in 1999 of $6,663,000, an increase of approximately 82%. As noted above, the increased loss was primarily the result of increased expenditures in the sales and marketing and operating and development areas.

    The Company recognized interest income of approximately $68,000 during the nine months ended September 30, 2000 compared to interest expense of $149,000 in the same period in 1999. This was primarily the result of retiring a substantial portion of the outstanding debt on the Company's books. The net carrying value of outstanding debt, excluding capital equipment leases, at September 30, 2000 was $129,000 compared to $111,000 on December 31, 1999.

    As a result of the factors described above, for the nine months ended September 30, 2000, the Company incurred a net loss of $12,031,000 compared to a net loss of $6,814,000 for the same period in 1999.

    The Company has no current tax liability and management has determined that the realization of its deferred tax assets is not probable. As such, the Company has provided a full valuation allowance against its deferred tax assets.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED
  SEPTEMBER 30, 1999

    Net revenues were $483,000 for the three months ended September 30, 2000 compared to $613,000 for the same period in 1999, a decrease of 21%. Net revenues generated in 1999 were primarily from e-commerce and advertising sales. Net revenues in the 2000 quarter were attributed to advertising sales and e-commerce, including net revenues generated by the Mass Merchandise Web site. The decrease in net revenues in the 2000 quarter was primarily attributable to refocusing e-commerce sales to higher margin products and a decline in demand for advertising.

    Operating and development expenses were $848,000 for the three months ended September 30, 2000, down 37% from $1,336,000 for the same period in 1999. In the 1999 period, there was an increase in payroll expenses associated with increased staffing, data communications expenses, costs to produce and maintain the Company's Web sites use of consulting engineers and amortization of certain of the assets acquired from Mass Music, Inc. In the 2000 quarter, the Company eliminated many outside consulting engineers and reduced staffing.

    Sales and marketing expenses were $1,889,000 for the three months ended September 30, 2000, up 12% from $1,684,000 for the same period in 1999. This increase is primarily attributable to increased sales and marketing expenses and increased payroll expenses associated with additional sales and marketing staff. The Company expects sales and marketing expenses to decline in future periods as the Company attempts to conserve cash.

    General and administrative expenses ("G&A") were $818,000 for the three months ended September 30, 2000, up 44% compared to G&A expenses of $570,000 for the same period in 1999. This increase was primarily the result of increased costs in accounting fees, legal fees and expenses incurred in connection with transactions.

    The operating loss was $3,273,000 for the three months ended September 30, 2000 compared to an operating loss for the same period in 1999 of $2,977,000, an increase of approximately 10%. As noted above, the increased loss was primarily the result of increased expenses, as well as a decrease in net revenues.

    During the three months ended September 30, 2000, the Company had net interest income of $28,000 compared to net interest income of $146,000 for the same period in 1999. This was primarily the result of lower investment balances and lower amortization of debt discount during the period.

    As a result of the factors described above, for the three months ended September 30, 2000, the Company incurred a net loss of $3,245,000 compared to a net loss of $2,831,000 for the same period in 1999.

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

    As of September 30, 2000, the Company had $164,000 in cash and cash equivalents and investments of $577,000 which was invested in high-grade short-term debt instruments. As of September 30, 2000, the Company had $163,000 in working capital.

    As of September 30, 2000, the Company used $13,501,000 in operating activities compared to $9,182,000 in 1999. This increase was largely due to the significantly increased net loss in 2000, but also reflected increased uses of cash in most aspects of operating activities, other than Common Stock issued for services, which were larger in 1999. Also, $8,713,000 was provided by investing activities in the first nine months of 2000. In contrast, $728,000 was used in investing activities during the same period in 1999. The most significant portion of the 2000 increase was from the proceeds realized upon the sale of investment securities. Net cash provided by financing activities decreased in the first nine months of 2000, from $13,650,000 in 1999 to $1,324,000 in 2000, primarily because the net proceeds of the Company's warrant call were received in 1999, while no significant financing activity occurred in the 2000 period. During the second quarter of 1999, the Company paid $200,000 in connection with the purchase of substantially all of the assets of Mass Music. The $1,324,000 received in 2000 was primarily the result of the exercise of warrants.

    The Company's current financial resources will not be sufficient to fund its operations for the next 12 months. During that period, it will be necessary for the Company to raise additional funds to meet the expenditures required for operating its business. Since the Company's cash balances and cash generated from operations are insufficient to satisfy its liquidity requirements, the Company is seeking to raise such additional funds through private equity or debt financings. If additional funds are raised through the issuance of debt securities or convertible preferred stock, these securities could have certain rights, preferences, and privileges senior to holders of Common Stock, and the terms of such debt or preferred equity could impose restrictions on the Company's operations. The sale of additional equity or debt securities would result in additional dilution to the Company's shareholders. Additional financing may not be available at all and, if available, such financing may not be obtainable on terms favorable to the Company. If the Company is unable to obtain this additional financing, it will be required to reduce the scope of its planned development and marketing efforts, which could seriously harm its business.

    The Company's future expenditures and capital requirements will depend on a number of factors including any possible adjustments to its business plan, the development and implementation of next generation technologies, technological developments on the Internet and the regulatory and competitive environment for Internet-based products and services.

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

    NEED FOR ADDITIONAL FINANCING. Since inception, cash used in the Company's operations has substantially exceeded cash received from operations, and the Company expects this trend to continue for the foreseeable future. At
September 30, 2000, the Company has working capital of $163,000 and an accumulated deficit of $37,220,000. The amount of its cash and cash equivalents has decreased from $3,628,000 at December 31, 1999 to $164,000 at September 30, 2000. Therefore, the Company will be required to take steps to downsize its operations or otherwise adjust its spending if it is unable to raise needed capital in the near future. While the Company has been diligently pursuing various possible sources of such needed funds, it currently has no firm commitment from any source, and therefore, there is no assurance that such funding will be obtained. If the Company is successful in raising needed working capital, it is likely that the terms will not be favorable to the Company.

    HISTORY OF LOSSES AND ANTICIPATION OF FUTURE LOSSES. The Company was incorporated in June 1994 to deliver free, personalized audio via the Internet and was in the development stage until the fourth quarter of 1997. The Company first recognized revenues in November 1997 and has recorded increasing net losses each year since its inception. At September 30, 2000 the Company had an accumulated deficit of approximately $37,220,000. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company and its prospects must be considered in light of its current financial condition, as well as the new and rapidly evolving markets in which the Company competes, such as Internet content, e-commerce and advertising. Almost none of the companies in these markets have achieved profitability and it is widely believed that many companies never will. To achieve and sustain profitability, the Company must, among other things,
(i) raise additional working capital; (ii) provide diverse content of interest to Internet users, (iii) effectively develop new and maintain existing relationships with advertisers, advertising agencies and content providers,
(iv) continue to develop and upgrade its technology and network infrastructure;
(v) respond to competitive developments, (vi) successfully introduce enhancements to its existing products and services to address new technology standards and developments on the Internet, and (vii) attract, retain and motivate qualified personnel. The Company's operating results are also dependent on factors outside the control of the Company, such as the availability of desirable content. There can be no assurance that the Company will be successful in addressing these risks and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or generate sufficient cash from operations in future periods. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. Furthermore, the Company's current financial resources will not be sufficient to fund its operations for the next 12 months. Therefore, during that period, the Company will need to raise additional funds to meet the expenditures required for operating its business. For these and other reasons, there is no assurance that the Company will ever achieve profitability or, if profitability is achieved, that it can be sustained. Moreover, there is no assurance that the Company will not be required to downsize its operations if additional funding is not raised when needed.

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

    The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include (i) the Company's ability to raise needed capital, (ii) the cost of acquiring and the availability of content, (iii) price competition in the e-commerce arena, (iv) demand for Internet advertising, (v) seasonal trends in advertising placements, (vi) seasonal trends in the markets for the products offered on the Company's e-commerce sites, (vii) the advertising cycles for, or the addition or loss of, individual advertisers, (viii) the level of traffic on the Company's Web sites, (ix) the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, (x) price competition or pricing changes in Internet advertising, (xi) the level of and seasonal trends in the use of the Internet, (xii) technical difficulties or system downtime, (xiii) the introduction of new products or services by the Company or its competitors and (xiv) general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media. Any one of these factors could cause the Company's revenues and operating results to vary significantly in the future. In addition, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could cause significant declines in the Company's quarterly operating results.

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

    RISK OF SYSTEM FAILURE, DELAYS AND INADEQUACY. The performance, reliability and availability of the Company's Web site and network infrastructure are critical to its reputation and ability to attract and retain users, advertisers and content providers. The Company's network infrastructure is located at a single facility in Cupertino, California. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, telecommunications failure, Internet breakdowns, break-ins, hackers and similar events. The Company does not presently have redundant facilities or systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced. Any system error or failure that causes interruption in availability of content, access to e-commerce order processing or an increase in response time could result in a loss of potential or existing business services to customers, users, advertisers or content providers and, if sustained or repeated, could reduce the attractiveness of the Company's Web sites to such entities or individuals. In addition, because the Company's Web advertising revenues are directly related to the number of advertisements delivered by the Company to users, system interruptions that result in the unavailability of the Company's Web sites or slower response times for users would reduce the number of advertisements delivered and reduce revenues.

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

    DEPENDENCE ON SHORT-TERM ADVERTISING CONTRACTS. Substantial portions of the Company's Web advertising revenues are derived from short-term contracts. Consequently, many of the Company's advertising customers can cease advertising on the Company's Web sites quickly and without penalty, thereby increasing the Company's exposure to competitive pressures. There is no assurance that the Company's current advertisers will continue to purchase advertisements or that the Company will be able to secure new advertising contracts from existing or future customers at attractive rates or at all. Any failure of the Company to achieve sufficient advertising revenue could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    Most of the Company's competitors and potential competitors have greater financial, sales and other resources than the Company. There is no assurance that the Company's business strategy will be successful, or that the Company will gain a market share or customer base that will be sufficient to justify continued operations.

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

ITEM 2. CHANGES IN SECURITIES.

    In July 2000, the Company issued 100,000 shares of unregistered Common Stock to the Warner Music Group for an aggregate amount of $269,000 together with warrants to purchase an additional 100,000 shares at $2.69 per share exercisable for three years. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

    27.1  Financial Data Schedule

    b. Reports on Form 8-K during the quarter ended September 30, 2000:

    During the period covered by this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             audiohighway.com

Date: November 14, 2000                      By:  /s/ NATHAN M. SCHULHOF
                                                  -------------------------------------------
                                                  Nathan M. Schulhof
                                                  CHIEF EXECUTIVE OFFICER

                                             By:  /s/ GREG SUTYAK
                                                  -------------------------------------------
                                                  Greg Sutyak
                                                  CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
        27.1                 Financial Data Schedule